Form 10-K
period 1997-12-31
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1998-05-14
CIK 766886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997  Commission file number: 2-97254-NY
                                                                     ----------

                         FIRSTAMERICA AUTOMOTIVE, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                 88-0206732
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

           601 Brannan Street
       San Francisco, California                           94107
 (Address of principal executive offices)               (Zip code)


      Registrant's telephone number, including area code:  (415) 284-0444

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [_]      No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 1998 was $1,002,579, based on the fair market value of the Company's Common Stock as of that date as determined by the Board of Directors. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's Common Stock outstanding on March 31, 1998, was as follows: 11,179,029 shares of Class A Common Stock, par value $0.00001 per share, and 3,032,000 shares of Class B Common Stock, par value $0.00001 per share.

FORWARD-LOOKING STATEMENTS
--------------------------

     This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the Company's industry, management's beliefs, and certain assumptions made by the Company's management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties includes those set forth herein under "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless required by law, the Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents the Company will file from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

                                     PART I

Item 1.  Business

Overview
--------

     FirstAmerica Automotive, Inc. (the "Company") is one of the largest automotive retailers in Northern California, operating, as of December 31, 1997, 11 dealerships in Northern California and 3 dealerships in San Diego County.
The Company plans to open a multi-brand, vehicle and repair service center in downtown San Francisco, in the second half of 1998. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty and repair services and arranges related financing and insurance products ("F&I") for its customers. At its fifteen locations, certain of which represent multiple new vehicle dealerships, the Company offers eleven domestic and foreign product lines, which consist of Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen. On a pro forma combined basis including the Company's 1997 dealership acquisitions, the Company had revenues of $604 million and retail unit sales of 18,027 new and 8,664 used vehicles in 1997. Based on statistical ranking information published by Automotive News, an industry trade publication, the Company believes that in 1997, it would have been the sixteenth largest dealer group nationwide, based on pro forma retail new vehicle unit sales, and the twenty-sixth largest dealer group nationwide based on pro forma gross revenues.

     Effective July 11, 1997, the Company, which prior to such date had no significant assets or operations, combined (the "Combination") with a group of six automobile dealerships under the common ownership and control of Thomas A. Price, the Company's President and Chief Executive Officer, and other stockholders (the "Price Dealerships"). The stockholders of the Price Dealerships received 5,526,000 shares of Class A Common Stock of the Company in connection with the Combination, which shares represent a controlling interest in the Company. During 1997, the Company acquired a dealership from Donald V. Strough, the Company's Chairman, and an additional seven dealerships from unrelated third parties.

     In addition to its traditional dealership operations, the Company has (i) commenced development of a multi-brand, full service vehicle maintenance and repair center in the downtown San Francisco area, which is scheduled to open during the second half of 1998, (ii) developed a "Used Car Auto Factory" concept to centralize procurement, reconditioning and wholesale disposal of used cars, and (iii) obtained authorization from Nissan Motor Company ("Nissan") to form "Smart Nissan," a program to combine multiple Nissan dealerships with contiguous markets in the San Francisco Bay Area (including the Nissan dealerships owned by the Company) into a single regional dealership group that will have centralized pricing, inventory management, marketing and other economies of scale.

     All financial information contained herein, unless indicated as being presented on a pro forma basis, represents the historical financial information of the Price Dealerships prior to July 1997 and financial information of each other dealership from the respective dates of acquisition.

RECENT, PENDING AND FUTURE ACQUISITIONS
---------------------------------------

     The Company intends to continue to pursue a strategic acquisition strategy led by a management team with extensive experience in the acquisition and management of automotive retailing businesses and to capitalize on and continue to enhance the excellent relationships the Company enjoys with the various automobile manufacturers (the "Manufacturers") which the Company currently holds dealer agreements.

     The Company's Chairman, Donald V. Strough, has more than 35 years experience in managing, acquiring and selling new car dealerships, having acquired and operated more than 20 California dealerships representing more than 45 franchises. Thomas A. Price, the Company's President and Chief Executive Officer, also has 35 years of automobile industry experience and has been a consistent innovator and leader among automobile dealers in California. In addition, the Company's other executive officers, regional general managers and dealership general managers have on average more than 15 years of automotive retailing experience. The Company's dealerships are among those dealerships that have won the highest attainable manufacturer awards measuring quality and customer satisfaction. Various members of the management team have been recognized as leaders in the automotive retailing industry, serving at various times in leadership positions in state and national industry organizations, including several manufacturer dealer councils which act as liaisons between the manufacturers and dealer groups.

     The Company intends to pursue acquisitions using cash, debt, equity or a combination thereof. Although the Company has identified and has held preliminary discussions with several potential acquisition candidates, at this time it does not have agreements to effect any such acquisitions other than the pending acquisitions of Ritchey Fipp Chevrolet and Burgess Honda. There is no assurance that the Company will consummate any future acquisitions, that they will be on terms favorable to the Company or that financing for such acquisitions will be available. All future acquisitions by the Company will be contingent upon the consent of the applicable manufacturer. No assurance can be given that any such consents will be obtained.

     Since December 31, 1997, the Company has consummated or signed definitive agreements to purchase three additional dealerships for an aggregate purchase price of approximately $18.9 million. The acquisitions consist of Beverly Hills BMW (consummated April 1, 1998), Ritchey Fipp Chevrolet and Burgess Honda (both anticipated to close in late May 1998, subject to manufacturers' approval).

     On April 1, 1998, the Company purchased substantially all of the assets of Beverly Hills BMW, excluding real property for approximately $11.9 million. For 1997 Beverly Hills BMW had retail sales of 769 new and 183 used vehicles and total revenues of approximately $54 million. This acquisition further implements the Company's growth strategy by adding a high-profile, well-managed luxury product dealership having significant presence in a new market.

     Ritchey Fipp Chevrolet is located in the San Diego market, where the Company has existing operations. For 1997, Ritchey Fipp had retail sales of approximately 713 new and 511 used vehicles with total revenues of approximately $30.3 million. This acquisition will fit into the Company's "fill-in" growth strategy where single point dealerships can be acquired in existing markets allowing for increased market penetration, leveraging of certain costs and economies of scale. The Company has agreed to pay approximately $3.2 million for substantially all of the assets of the Ritchey Fipp Chevrolet.

     The Company plans to acquire the assets of Burgess Honda and relocate its operations to the Company's existing Serramonte Boulevard location in Colma, California. For 1997 Burgess Honda had retail sales of 1,023 new and 211 used vehicles, and total revenues of approximately $18.2 million. The Company has agreed to pay approximately $3.8 million for the assets of Burgess Honda.

     With the acquisition of Beverly Hills BMW, and upon the closing of the acquisitions of Ritchey Fipp Chevrolet and Burgess Honda, the Company will own 17 dealerships selling 13 product lines.

     Automobile retailing is highly competitive. The Company's competition includes franchised automobile dealerships, some with greater resources than the Company, selling the same or similar makes of vehicles offered by the Company. Other competitors include private market buyers and sellers of used vehicles, used vehicle dealers, service center chains and independent service and repair shops. For further discussion of competition affecting the Company's business, see "Factors That May Affect Future Results -- Competition" and "Business -- Competition."

     The following table sets forth information relating to the Company's pro forma gross revenues for the year ended December 31, 1997, as if all dealerships owned as of December 31, 1997, were acquired on January 1, 1997:

                                                             (in thousands)
New vehicles....................................               $ 375,294
Used vehicles...................................                 143,696
Parts and service...............................                  74,780
Finance and insurance...........................                  10,324
                                                               ---------
 Total..........................................               $ 604,094
                                                               =========

STRATEGY
--------


     The Company's long term objective is to participate in the consolidation of the automotive retailing industry and to building a premier retail organization of committed automotive professionals. Key elements of the Company's strategy to achieve this objective include the acquisition of additional dealerships and the enhancement of the Company's new vehicle dealerships by increasing sales of higher margin products and services.

Acquire Profitable Dealerships. The Company intends to implement an aggressive, well-disciplined, approach to acquisitions by pursuing (i) "platform acquisitions" (large, profitable and well-managed dealerships) in large metropolitan and high growth suburban geographic markets that the Company does not currently serve and (ii) smaller "fill-in" acquisitions that will allow the Company to enhance product line diversity, capitalize on economies of scale and offer a greater breadth of products and services in each of the markets in which the Company operates. With respect to "fill-in" acquisitions, the Company has and will continue to consider the acquisition of dealerships which may not be profitable but in the opinion of management represent strong opportunities for enhanced performance under Company control. Acquisitions create opportunities for economies of scale, including more favorable financing terms from lenders, more sophisticated inventory management of new cars, used cars and parts, and cost savings from the consolidation of administrative functions such as risk management, employee training and employee benefits.

Leverage Strong Regional Presence. The Company has been focused and will continue to focus initially on acquisition opportunities in California, where it seeks to be the market leader. In addition, the Company believes its "Smart Nissan" program will lead to the acquisition of several Nissan dealerships in the San Francisco Bay Area. Although the Company has a strong market position in Northern California, which it intends to expand, the Company's ultimate goal is to develop a national chain of professionally-managed retail dealerships, used car retail outlets, and supporting service businesses. The Company initially intends to broaden its focus to include well-managed dealerships and related businesses throughout the Western states.

Pursue Opportunities in Ancillary Products and Services. The Company intends to pursue opportunities to increase its sales of higher-margin products and services by expanding its service centers and after-market products businesses. After-market products, such as custom wheels, anti-theft devices, telephones and other accessories, enable dealerships to capture incremental revenue on new and used vehicle sales.

Expand Reconditioning and Service Center Business. The Company's reconditioning and service business provides favorable margins and is not significantly affected by economic cycles or consumer spending habits. As the Company increases its penetration of regional markets, starting with the San Francisco Bay Area, it intends to consolidate this business and possibly expand it to include body repair work that is currently being referred to local specialty shops.

Increase Wholesale Parts Business. Over time, the Company plans to capitalize on its growing representation of numerous manufacturers to increase its sales of factory authorized parts to wholesale buyers such as independent mechanical and body repair garages, and rental and commercial fleet operators.

Enhance Profit Opportunities in Finance and Insurance. The Company offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles and third-party extended warranty service contracts. As a result of its size and scale, the Company believes it will be able to negotiate more favorable terms with lending institutions. Likewise, the Company expects to negotiate to increase the fees it earns on selling third party extended warranty service contracts.

Used Vehicle Sales. The Company believes that the used vehicle departments at several of its dealerships can be improved. In 1998, the Company intends to develop used vehicle facilities where management believes opportunities exist. On a pro forma basis, in 1997, the Company sold at retail 8,664 used vehicles and its used vehicle operations generated $144 million in revenues, or 24% of total auto dealership revenues. Retail used vehicle sales typically generate higher gross margins than new car sales because of limited comparability among used vehicles and the somewhat subjective nature of their valuation. The Company believes that used vehicles sales represent an opportunity to enhance profit because of (i) the increased availability of late-model, low-mileage used automobiles from the large supply of vehicles coming off short-term leases and from rental company fleets; (ii) the generally improved quality of motor vehicles; and (iii) the increasing differential between new and used vehicle prices.

OPERATING STRATEGY
------------------

     The Company's operating objectives are (i) to focus on customer satisfaction throughout the organization in order to build long-term customer relationships, and (ii) capitalize on operating efficiencies which will enhance its financial performance. The Company seeks to achieve these objectives by implementing the following operating strategies:

Establish Significant Presence in Each Geographic Market. The Company believes that by establishing a significant market presence in operating regions, beginning in Northern California, it will be able to provide superior customer service through a market-specific sales, service, marketing and inventory strategy. It is the Company's strategy, for instance, that the savings in a market on reduced advertising costs will be re-deployed into customer service and customer retention programs.

Achieve High Levels of Customer Satisfaction. Customer satisfaction has been and will continue to be a focus of the Company. The Company's personalized sales process is intended to satisfy customers by providing high-quality, affordable vehicles in a positive, unpressured, "customer friendly" buying environment. Among the innovations the Company is incorporating in selected showrooms are child-care services, coffee bars and information kiosks. The Company's service departments also seek to provide its customers with a professional and reliable service experience of a consistently high standard. Beyond establishing strong customer loyalty, this focus on customer satisfaction engenders good relations with Manufacturers. Manufacturers generally measure the customer satisfaction index ("CSI"), which is a result of a survey given to new vehicle buyers. Some Manufacturers offer specific performance incentives, on a per vehicle basis, if certain CSI levels (which vary by Manufacturer) are achieved by a dealer. Manufacturers can withhold approval of acquisitions if a dealer fails to maintain a minimum CSI score.

To keep management focused on customer satisfaction, the Company includes CSI results as a component of its incentive compensation program for general managers and sales and service personnel in all of its dealerships. The Company's most recent CSI scores indicate that the majority of its dealerships' scores equaled or exceeded the average CSI scores for applicable regions.

Train and Develop Qualified Management. The Company requires all of its employees, from service technicians to regional general managers, to participate in in-house training programs. The Company leverages the experience of senior management, along with third party trainers from manufacturers, industry affiliates and vendors, to train all employees. This training regimen is a convenient and effective way to share best practices among the Company's employees at all levels of the various dealerships. The Company believes that its comprehensive training of all employees at every level of their career path offers the Company a competitive advantage over other dealership groups in the development and retention of its workforce.

Offer a Diverse Range of Automotive Products and Services. The Company offers a broad range of automotive products and services, including a wide selection of new and used vehicles, vehicle financing and insurance programs, replacement parts and maintenance and repair programs. As of December 31, 1997, the Company's dealerships offered 11 product lines ranging from economy to luxury brands consisting of Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen. The Company has subsequently acquired a BMW dealership. The Company also offers a variety of used vehicles at a broad range of prices. Offering numerous new vehicle product lines enables the Company to satisfy a variety of customers, reduces dependence on any one Manufacturer and reduces exposure to Manufacturer supply problems and product cycles as well as changes in consumer preferences.

Capitalize on Efficiencies in Operations. Because management compensation is based primarily on dealership performance and expense reduction, operating efficiencies are a significant management focus. As the Company pursues its acquisition strategy, the Company's size and market presence should provide it with an opportunity to negotiate favorable terms for advertising, insurance, purchasing, bank financings, employee benefit plans and other vendor contracts.

Utilize Professional Management Practices and Incentive-Based Compensation Programs. As a result of the Company's size, the Company's senior management has instituted a multi-tiered management structure to effectively supervise its dealership operations. The Company maintains a series of wholly-owned subsidiary corporations to own and operate its dealerships. Each such subsidiary may hold a single dealer agreement from a single manufacturer or multiple dealer agreements from several manufacturers. In an effort to align management's interest with that of the Company's stockholders, a portion of the incentive compensation program will be implemented for each executive officer, regional general manager and other key employees in the form of stock options, with additional incentives based on the performance of individual profit centers. The Company believes that this organizational structure, with room for advancement and a planned equity participation program, will effectively motivate its employees.

Apply Technology Throughout Operations. The Company is focusing on enhanced utilization of current technology throughout the dealerships. The Company uses computer-based technology to monitor its dealerships' daily operating performance, consolidate administrative functions and maximize cash management. The Company has reached favorable agreements with automotive industry systems providers to integrate custom software programs, such as customer tracking and data warehousing programs. The programs will help manage inventory as well as maximize efficiency in sales, F&I, parts and service operations. The Company will continuously implement best practices and expand state of the art software programs to its acquired dealerships. The Company is currently implementing a wide area network that serves regional hubs with a goal to maximize efficiency and reduce per user costs as the Company expands.

Market on the Internet. The Company's California customer base is very active on the Internet and the Company has been utilizing the Internet for marketing and communications since 1995. The Company currently offers a full range of automotive products and services over the Internet and maintains exclusive territories with leading referral services. Internet users can search the Company's inventory for specific vehicles and view digital photographs of vehicles on line at the Company's proprietary web site (www.anyauto.com.) The Company is aggressively expanding its Internet marketing with the goal of increasing its market share while decreasing advertising and other variable expenses. This technology will also streamline processes at the dealership level allowing for support of higher closing ratios for sales requests generated via on-line referral services such as Auto-by-Tel.

DEALERSHIP OPERATIONS
---------------------

New Vehicle Sales. The Company sells 11 product lines of cars, light trucks and sport utility vehicles. The products have a broad range of prices from lower priced, or economy vehicles, to luxury vehicles. The Company believes that its product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. Sales of new vehicles in 1997 were approximately $375.3 million on a pro forma basis and approximately 6.8% of 1997 pro forma sales were of a luxury brand (Lexus). See "Factors That May Affect Future Results -- Dependence on Automobile Manufacturers."

     The following table sets forth, by product line, information relating to the Company's pro forma new vehicle revenues for 1997 as if all dealerships had been with the Company throughout the year:

                                                                                        NEW VEHICLE REVENUES
                                                                        ----------------------------------------------------
                                                                                     YEAR ENDED DECEMBER 31, 1997
                                                                        ----------------------------------------------------
                                                                                                         PERCENTAGE OF NEW
PRODUCT LINE                                                             NEW VEHICLE REVENUES             VEHICLE REVENUES
------------                                                            ----------------------          --------------------
                                                                           (in thousands)

Buick..............................................                           $   3,815                            1.0%
Dodge..............................................                              57,211                           15.3%
GMC................................................                               3,707                            1.0%
Honda..............................................                              40,577                           10.8%
Isuzu..............................................                               6,436                            1.7%
Lexus..............................................                              25,376                            6.8%
Mitsubishi.........................................                              19,711                            5.3%
Nissan.............................................                             143,501                           38.2%
Pontiac............................................                               6,730                            1.8%
Toyota.............................................                              64,672                           17.2%
Volkswagen.........................................                               3,558                            0.9%
                                                                              ---------                      ----------
    Total  Total...................................                           $ 375,294                            100%
                                                                              =========                      ==========

     The Company seeks to provide customer-oriented service and to build lasting customer relationships that will result in repeat and referral business. Sales techniques and processes vary depending on the product line and local market conditions. All of the Company's dealerships use computer technology for prospecting and customer follow-up and extensively train sales staff to meet the needs of customers.

     Substantially all of the Company's new vehicles are acquired from Manufacturers. Manufacturers' allocation of vehicle inventory is based primarily on sales volume and input from dealers. Vehicle purchases are financed through revolving credit facilities known in the industry as floor plan lending.

     The Company has started a group sales and marketing effort for Nissan vehicles called "Smart Nissan." Under the Smart Nissan effort, all advertising costs will be leveraged across the Smart Nissan dealership group. Smart Nissan consists of the following dealerships owned and operated by the Company:
Serramonte Nissan, Stevens Creek Nissan, Marin Nissan, Concord Nissan, Dublin Nissan and Capitol Nissan. The Company is considering plans to acquire additional Nissan dealers in the San

Francisco Bay Area under Smart Nissan. The Company intends to grow the Smart Nissan concept so that Smart Nissan will have multiple sales locations, parts and service centers and computer links to credit unions.

Used Vehicle Sales. The Company sells a broad variety of makes and models of used cars, vans, trucks and sport utility vehicles. On a pro forma basis in 1997, the Company sold 8,664 retail used vehicles. Used vehicle retail sales for 1997 represented 32% of pro forma total retail unit sales.

     The Company has formed a subsidiary, FAA Auto Factory, Inc. ("AFI") to centralize the procurement, reconditioning, inventory management and wholesale disposal of used vehicles. This streamlined process allows AFI to act as its own internal auction house, providing for inventories that meet current consumer market trends and maximizing the Company's profit on used vehicle sales. AFI sets standardized operating policies across the Company's dealerships for used vehicle operations. Additionally, AFI manages the market-driven redistribution of used vehicles among the Company's dealerships. The Company believes the establishment of AFI creates significant economies of scale, enhances control over used vehicle inventory, and provides a competitive advantage over small dealers.

     Profits from used vehicle sales are dependent primarily on the ability to source low-cost, high-quality used vehicles and to effectively manage inventory. The Company's dealerships acquire their used vehicles through trade-ins, lease expirations directly from rental car companies and auctions. Off-lease vehicles are regarded as the highest quality in their age class due to their low mileage and good condition relative to fleet and rental vehicles. When a leasing customer declines to purchase the vehicle upon expiration of the lease, industry practice is to offer it to the dealer that originated the transaction before offering it to other dealers or selling it at auction. In addition, the Company purchases a significant portion of its used vehicle inventory at auctions, which offer off-lease, rental and fleet vehicles. Such auctions can be attended only by new vehicle dealers.

     The Company has taken several initiatives to enhance customer confidence in the used vehicles that it sells, including offering third-party extended warranties, stocking higher-quality, late-model used vehicles and participating in manufacturer certification programs. Under such manufacturer certification programs, which are available exclusively to new vehicle dealers, manufacturers support used vehicles with extended manufacturer warranties and attractive financing options. The Company performs the rigorous inspections and reconditioning required for certification. Management believes that its size is an advantage over smaller new vehicle dealers, who may not receive a sufficient supply of used vehicles to justify dedicating resources to the certification process. In addition, the Company believes that it can increase its margins on used vehicle sales by utilizing AFI to centralize procurement, reconditioning, inventory management and wholesale disposal of its used vehicles for its dealerships.

     The Company emphasizes retail sales of used vehicles in order to benefit from the higher gross margins of used vehicle sales. To improve the marketability of used vehicles, the Company is implementing a proprietary, standard used vehicle certification program at each of its locations. The certification program will include a 100 plus point inspection program, a three day customer return policy, and a standard 60 day warranty.

Parts and Service. The Company provides service and parts at each of its factory-authorized dealerships. The Company provides maintenance and repair services at sixteen of its new vehicle dealership facilities. In the second half of 1998, the Company intends to open its downtown San Francisco multi-brand, full service vehicle maintenance and repair center. This 40,000 square foot, 38 service bay facility will utilize state of the art technology for both information management and automotive equipment. The ability to service multiple makes in one centralized location will provide an excellent recruitment and training facility for technicians at the service center and for the Company's dealerships. The service center is intended to provide convenience to current sales customers, resulting in overall increased service retention, with a goal of increasing revenues derived from higher margin products and services. The Company utilizes a total of approximately 255 service bays at all of its locations to provide both warranty and non-warranty services. Service and parts sales provide higher gross margins than vehicle sales.

     Historically, the automotive repair industry has been highly fragmented. However, the Company believes the increased use of advanced technology in vehicles has made it difficult for independent repair shops to perform major or technical repairs. Additionally, manufacturers permit warranty work to be performed only at franchised dealerships. Given the increasing technological complexity of motor vehicles and the trend to long term warranties, the Company believes an increasing percentage of repair work will be performed at factory-authorized new car dealerships.

     The Company regards its service operations as an integral part of its overall approach to customer service. Vehicle service provides additional opportunities to build long-term customer relationships. The Company uses service follow-up and other techniques to attract and retain service customers. Although individual dealerships vary based on markets and product lines, many Company dealerships use variable rate or "menu" pricing structures to improve customer satisfaction with repair service.

     Sales of factory authorized equipment and parts to wholesale customers are an integral component of parts operations at certain of the Company's dealerships. The Company plans to capitalize on its representation of numerous manufacturers and its experience as a wholesale parts distributor in order to increase sales of factory authorized equipment and parts to wholesale customers. The Company's agreements with its Manufacturers authorize it to distribute original equipment parts for all of the product lines it represents. The Company is adopting uniform policies at all of its dealerships with respect to pricing, returns and order processing, in order to improve service to its wholesale customers. The Company also intends to introduce discount and incentive programs for its wholesale customers based upon the overall volume of parts purchased from all dealerships.

Finance and Insurance. The Company offers its customers a wide range of financing and leasing alternatives for the purchase of vehicles. In addition, as a part of each sale, the Company offers extended warranty service contracts, a variety of custom accessories, anti-theft devices and chemical protection treatments. The Company's revenue from financing, accessory sales and extended warranty transactions was approximately $10.3 million in 1997, on a pro forma basis. The Company believes that its customers' ability to obtain financing at its dealerships significantly enhances the Company's ability to sell new and used vehicles. The Company provides a variety of financing and leasing alternatives in order to meet the specific needs of each potential customer.
The Company further believes that its ability to obtain custom-tailored financing for each customer on a "same day" basis provides an advantage over many of its competitors, particular smaller competitors, which do not generate sufficient volume to attract the diversity of financing sources that are available to the Company. The dealerships are able to provide a customer with a broader array of lease payment alternatives and, consequently, appeal to a term buyer who is trying to purchase a vehicle of choice at or below a specific monthly payment. During 1997 the Company arranged financing for approximately 50% of its new vehicle sales and approximately 55% of its used vehicle sales.

     New vehicle sales include retail lease transactions and lease-type transactions, both of which are arranged by the Company. New vehicle leases generally have terms of two to four years. Lease customers, therefore, return to the new vehicle market more frequently. Leases also provide a source of late-model, generally low mileage, vehicles for the Company's used vehicle inventory at generally lower costs than other means of acquiring used vehicles. Generally, leased vehicles are under warranty for the entire lease term, which allows the Company to provide repair service to the lessee throughout the lease term.

     The Company sells its vehicle financing contracts and leases to other parties, instead of directly financing sales, which reduces the Company's exposure to losses from financing activities. The Company receives fees from lenders for originating and assigning the loans and leases but is assessed a charge back fee by lenders if a loan is canceled, in most cases, within 90 days or within the first three payments of the loan origination. The Company believes that its high volume of business makes its contracts more attractive to lenders which may enable the Company to receive higher fees. Moreover, the relatively low early payoff rate of the Company's sold contracts has allowed the Company to negotiate better terms with lenders.

     In addition to its financing activities, the Company offers extended service contracts in connection with the sale of new and used vehicles. Extended warranty service contracts on new vehicles supplement the warranties offered by Manufacturers, and on used vehicles such contracts supplement any remaining Manufacturer warranty or serve as the primary service contract.

Dealership Management. The Company's non-luxury dealerships are divided into geographic zones under the authority of a regional general manager. The regional general manager is responsible for coordinating all sales, financial, and customer satisfaction performance at each one of the dealerships under his control. The regional general manager relies on a general manager to assist in the selection, training, and retention of dealership personnel. All of the individual operating subsidiaries of the Company report to the regional general manager who then reports to the Company's Chief Operating Officer (the "COO") on a regular basis and provides the COO with a comprehensive monthly financial and operating statement of the dealerships under his control. General managers are responsible for the day to day operation of their dealerships and the development of personnel employed at their locations. General managers of the luxury product dealerships report directly to the COO.

     In an effort to better serve the Company's consumers and to address the vast demographic differences in the geographic areas in which the Company operates, the Company has regionalized its training programs for sales personnel, service advisors, parts personnel, receptionists and cashiers. To support these efforts, the Company is developing customer retention and relationship management programs. The Company evaluates individual and dealership performance against each Manufacturer's regional and national established standards. Most personnel having customer contact in each dealership have a portion of their compensation linked to customer satisfaction requirements established by the Manufacturer and the Company.

SALES AND MARKETING
-------------------

     The Company's marketing and advertising activities vary among its dealerships and its markets. The Company advertises primarily through newspapers, radio and direct mail and regularly conducts special promotions designed to focus vehicle buyers on its product offerings. Under arrangements with manufacturers, the Company receives a subsidy for a portion of its advertising expenses incurred in connection with a manufacturer's vehicles. Because of its market presence in certain markets, the Company believes it has been able to realize cost savings on its advertising expenses due to volume discounts and other concessions from media. The Company also believes its consolidated marketing campaigns within particular markets result in enhanced name recognition of particular dealerships and sales volume when compared with smaller competitors in the same markets. The Company has been utilizing the Internet for marketing and communications since 1995. The Company currently offers a full range of automotive products and services over the Internet and maintains exclusive territories with leading referral services. The Company is aggressively expanding its Internet marketing to maintain a leading edge position with a goal of increasing its market share while decreasing advertising and other variable expenses.

RELATIONSHIPS WITH MANUFACTURERS
--------------------------------

     Each of the Company's dealerships operates under one or more separate sales and service or dealer agreements ("Dealer Agreements" and individually a "Dealer Agreement") with one or more Manufacturers which govern the relationship between the dealership and the Manufacturers. The Company, through its wholly owned subsidiaries, currently has 21 separate Dealer Agreements with 9 manufacturers. The Company has entered into one or more Dealer Agreements with American Honda Motor Co., Inc. ("Honda"), Toyota Motor Sales, Inc. ("Toyota"), Chrysler Corporation, General Motors Corporation, American Isuzu Motors, Inc., Mitsubishi Motor Sales of America, Inc., Nissan Motor Corporation U.S.A. ("Nissan"), Volkswagen of America, Inc., and BMW of North America, Inc. In general, each Dealer Agreement specifies the location of the dealership for the sale of vehicles and for the performance of certain approved services in a specified market area. A Dealer Agreement requires the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training, and other aspects of the business of operating the dealership. Each Dealer Agreement also gives each Manufacturer the right to approve the dealership's general manager and any material change in management or ownership of the dealership. Each Manufacturer may terminate a Dealer Agreement under certain limited circumstances, such as a change in control of the dealership without Manufacturer approval, material impairment of the financial condition of the dealership, insolvency or bankruptcy of the dealership or a material breach of other provisions of the Dealer Agreement.

     In addition to the customary Dealer Agreement between Nissan and the Company, the Company has entered into a Contiguous Market Ownership Agreement with Nissan and related agreements for the establishment of four Contiguous Market Ownership Areas (each a "CMO") in the San Francisco Bay Area. Each CMO agreement provides for the Company to own and operate multiple and contiguous Nissan Dealerships in each market. Such agreements provide that in the event the Company desires to sell one Nissan dealership within a specific CMO, Nissan has the right to require that the Company sell all or none of such dealerships within such CMO. Further, in the event the Company desires to sell or transfer one of its four San Francisco Bay Area CMO's without Nissan's consent, Nissan in its reasonable discretion may require that the Company sell or transfer one or all, or any combination, of the CMO's in the San Francisco Bay Area to a proposed buyer acceptable to Nissan. Further, the Dealer Agreements and CMO agreements and related agreements between the Company and Nissan provide that disputes involving the agreements between Nissan and the Company are not subject to California state regulations regarding manufacture/dealer disputes, but subject to mediation and binding arbitration between the Company and Nissan.

     Manufacturers' policies regarding public ownership of dealerships continue to evolve as the consolidation of automobile dealerships by publicly-held companies moves forward. The Company believes that these policies will continue to change as more dealership groups sell their stock to the public and as established public dealership groups acquire more dealerships. All of the Manufacturers with which the Company currently has Dealer Agreements have approved the Company as a publicly-held entity. Certain of the Manufacturers have, however, placed restrictions on the Company's ability to acquire additional dealerships as well as on the transferability of the Company's common stock, which policies could have a material adverse effect on the Company. See "Factors Which May Affect Future Results -- Dependence on Automobile Manufacturers," " -- Manufacturers' Restrictions on Acquisitions," " -- Stock Ownership/Issuance Limits; Limitation on Ability to Issue Additional Equity" and " -- Concentration of Voting Power."

     Pursuant to an agreement between the Company and Toyota (the "Toyota Agreement"), the number of Toyota dealerships which the Company may acquire is restricted to: (i) the greater of one dealership or twenty percent of the Toyota dealer count in a "Metro" market ("Metro" markets are multiple Toyota dealership markets within certain geographic areas as defined by Toyota); (ii) the lesser of five dealerships or five percent of the Toyota dealerships within a Toyota region ("Toyota Region" refers to regional geographic areas as designated by Toyota); and (iii) seven Toyota dealerships nationally. The Toyota Agreement also limits the number of Lexus dealerships which may be acquired by the Company to not more than: (i) two Lexus dealerships in any Area ("Area" referring to regional geographic areas as designated by Toyota) and (ii) three Lexus dealerships nationally. The Company currently owns and operates two Toyota dealerships and one Lexus dealership and, subject to the restrictions limiting the acquisition by the Company of additional dealerships within specified geographic regions, it is currently limited to acquiring not more than five additional Toyota dealerships and two additional Lexus dealerships. The Toyota Agreement grants Toyota the right to approve an acquisition by any individual or entity of twenty percent or more of the ownership or voting rights of the Company. In the event that any such acquisition occurs with respect to an individual or entity not approved by Toyota, the Toyota Agreement requires the Company to take action to remediate the unapproved acquisition. Such action to remediate an unapproved stock acquisition shall include the acquisition by the Company of the stock acquired by such unapproved person or entity. In the event the Company fails to reacquire the stock acquired by the unapproved entity or obtain the consent of Toyota to such acquisition, Toyota shall have the right to require the Company to either sell its Toyota dealerships or Toyota will have the right to purchase the Company's Toyota dealerships.

     Subsequent to the execution by the Company of the Agreement with Toyota referred to herein above, Toyota has modified its policy on public ownership of multiple dealerships. Under the current Toyota Division Multiple Ownership Policy, a single owner may own and operate in excess of seven Toyota dealerships provided that the owner can demonstrate that it meets, on a consolidated basis, capitalization and management requirements established by Toyota for multiple level ownership. The multiple ownership policy limits the number of Toyota dealerships in a region provided that the number of dealerships in a region varies depending on whether the sales volume of such dealerships are less than nine percent of the sales volume of the entire region. The San Francisco Region provides for a limit of three Toyota dealerships, provided that such dealerships have a combined sales volume of more than nine percent of the region or up to four dealerships within the San Francisco Region, provided the sales volume of the combined dealerships is less than nine percent of the region. Further, the policy provides that no owner shall own or control dealerships that represent more than twenty percent of the dealership count in a metro market as defined by Toyota.

     In connection with its Honda dealerships, the Company has entered into an Agreement with Honda (the "Honda Agreement") which limits the Company's ability to acquire additional Honda dealerships and further restricts the transferability of the Company's common stock. The Honda Agreement limits the Company's ownership and acquisition of Honda dealerships to not more than: (i) one Honda dealership in a Metro market (i.e., a geographical area designated by Honda) having two to ten Honda dealerships; (ii) in a Metro market having eleven to twenty Honda dealerships, to no more than two Honda dealerships; (iii) in a Metro market having twenty-one or more Honda dealerships, to no more than three Honda dealerships; (iv) to not more than four percent of the Honda dealerships in any one of ten Honda zones (large geographic areas designated by Honda); and
(v) to not more than seven Honda dealerships nationally. The Honda Agreement further limits the Company's ownership of Acura dealerships to not more than (i) one Acura dealership in a Metro market having two or more Acura dealerships;
(ii) two Acura dealerships in any one of six Acura zones, (i.e. large geographical areas designated by Honda); and (iii) three Acura dealerships nationally. The Honda Agreement further requires that certain of the Company's currently existing stockholders retain in the aggregate more than fifty percent of the outstanding voting rights with respect to the Company. Honda also retains the right to disapprove the acquisition by any individual or entity of more than five percent of the Company's outstanding capital stock. If an individual or entity which is not approved by Honda acquires in excess of five percent of the Company's outstanding capital stock, Honda has the right to require the sale by the Company of all of the assets of the Honda and Acura dealerships then owned by the Company at their fair market value, which, in the event of dispute is to be determined by binding arbitration. The Honda Agreement, by reason of its requirement that certain of the Company's current shareholders retain more than fifty percent of the voting control, restricts the number of voting shares of the Company that can be offered for sale to the public.

     In addition, Dealer Agreements generally provide that in the event that a person or entity acquires more than twenty percent of the Company's common stock and the applicable Manufacturer determines that such person or entity is not qualified to hold an ownership interest, the Company may be required to take action to remediate such disapproved ownership. Such action to remediate an unapproved stock acquisition shall include the acquisition by the Company of the stock acquired by such unapproved person or entity. In the event the Company fails to reacquire the stock acquired by the unapproved entity or obtain the consent of the various manufacturers to such acquisition, the manufacturers shall have the right to require the Company to either sell such manufacturers' dealerships or, in certain cases, such manufacturers will have the right to purchase such manufacturers' dealerships.

COMPETITION
-----------

     The retail automotive industry is highly competitive and fragmented. The new and used automobile sectors are characterized by a large number of independent operators. Depending on the geographic market, the Company competes with both dealers offering the same product lines as the Company and dealers offering other manufacturers' vehicles. The Company also competes for vehicle sales with auto brokers and leasing companies. The Company competes with small, local dealerships and with large multi-franchise auto dealerships. Many of the Company's larger competitors seeking to execute a similar consolidation strategy as the Company's, such as Republic Industries, Inc., are larger and have greater financial and marketing resources and are more widely known than the Company.

     The Company also competes with regional and national car rental companies, which sell their used rental cars, and used automobile "superstores," such as AutoNation and CarMax. In the future, new competitors may enter the automotive retailing market, including automobile manufacturers (such as Ford) that decide to acquire direct ownership of retail dealerships. In addition, the used vehicle superstores generally offer a greater and more varied selection of vehicles than the Company's dealerships. As the Company seeks to acquire dealerships in new markets, it may face significant competition (including competition from other publicly-owned dealer groups) as it strives to gain market share. See "Factors That May Affect Future Results -- Competition."

     The Company believes that the principal competitive factors in vehicle sales are the marketing campaigns conducted nationally by manufacturers and locally by the dealerships, the ability of dealerships to offer a wide selection of the most popular vehicles, the location of dealerships and the quality of customer service. Other competitive factors include customer preference for makes of vehicles, pricing (including manufacturer rebates and other special offers) and warranties. In addition to competition for vehicle sales, the Company also competes with other auto dealers, service stores, auto parts retailers and independent mechanics in providing parts and service. The Company believes that the principal competitive factors in parts and service sales are price, the use of factory-approved replacement parts, the familiarity with a dealer's makes and models and the quality of customer service. A number of regional and national chains offer selected parts and service at prices that may be lower than the Company's prices. In arranging financing for its customers' vehicle purchases, the Company competes with a broad range of financial institutions offering comparable vehicle financing alternatives. The Company believes that the principal competitive factors in providing financing are convenience, interest rates and contract terms.

     The Company's success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. The Company sells its vehicles in the greater San Francisco Bay Area, the San Jose Metropolitan Area, San Diego County and most recently in the Los Angeles markets, all of which are in California. Conditions and competitive pressures affecting these markets, such as price-cutting by dealers in these areas, or in any new markets the Company enters, could adversely affect the Company, although the retail automobile industry as a whole might not be affected. See "Factors That May Affect Future Results -- Competition."

GOVERNMENT REGULATION AND ENVIRONMENTAL MATTERS
-----------------------------------------------

     The Company's operations are subject to various federal, state and local laws and regulations including those related to taxing and licensing of vehicles, consumer protection, insurance, advertising, used vehicle sales, zoning and land use, and labor matters. The Company also is subject to laws and regulations relating to business corporations generally.

     Under California law as well as the laws of other states into which the Company may expand, the Company must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. These laws also regulate the Company's conduct of business, including its advertising and sales practices. Other states have similar requirements.

     The relationship between an automobile dealership and a manufacturer is governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. Federal laws, as well as California state law, prohibit a manufacturer from terminating or failing to renew a dealer agreement without good cause. Under California law, a manufacturer may not require a dealer to accept any vehicle, part or accessory not voluntarily ordered by the dealer, to refuse to deliver any new vehicle, part or accessory advertised by the manufacturer as available, or to require monetary participation in any sales promotion or advertising campaign. Manufacturers are entitled to approve or disapprove a proposed transferee in connection with any transfer of a dealership. Further, a dealer is entitled to seek judicial relief to prevent a manufacturer from establishing a competing dealership of the same vehicle make within the dealer's relevant market area.

     The Company's operations are also subject to laws governing consumer protection. Automobile dealers and manufacturers are subject to so-called "Lemon Laws" that require a manufacturer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require certain written disclosures to be provided on new vehicles, including mileage and pricing information.

     The Company's F&I activities with its customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other laws regarding installment credit. Some states regulate finance fees that may be paid in connection with vehicle sales. State and federal environmental regulations, including regulations governing air and water quality and the storage and disposal of gasoline, oil and other materials, also apply to the Company.

     The Company believes that it complies in all material respects with the laws affecting its business. Possible penalties for violation of any of these laws include revocation of the Company's licenses and fines. In addition, many laws may give customers a private cause of action.

     As with automobile dealerships generally, and service, parts and body shop operations in particular, the Company's business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company's business also involves the past and current operation and/or removal of above ground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities establishing health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal.

     The Company believes that it does not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. In addition, a certain level of protection is provided with any potential environmental issues relating to leased facilities in that a portion of such leases provide for indemnity by the landlord with respect to any contamination or other similar condition existing as of the commencement of the Company's lease. Notwithstanding the Company's belief that it does not have any material environmental liabilities, environmental laws and regulations are complex and subject to frequent change. There can be no assurance that compliance with amended, new or more stringent laws or regulations, stricter interpretations of existing laws or the future discovery of problematic environmental conditions will not require additional expenditures by the Company, or that such expenditures will not be material.
See "Factors That May Affect Future Results -- Adverse Effect of Government Regulation; Environmental Regulation Compliance Costs."

EMPLOYEES
---------

     As of December 31, 1997, the Company employed 1,034 people, of whom approximately 135 were employed in executive and managerial positions, 320 were employed in non-managerial sales positions, 443 were employed in non-managerial parts, service and other positions and 136 were employed in administrative support positions. Approximately 60 employees are covered by collective bargaining agreements with labor unions. The Company's management believes that it has good relations with its employees.

ITEM 2.  PROPERTIES

     The Company's principal executive offices are located at 601 Brannan Street, San Francisco, California 94107 and its telephone number is (415) 284-0444. The Company leases all of the facilities used in connection with its business. The Company believes its facilities are currently adequate for its needs and are in good repair. In connection with its acquisition strategy, the Company seeks to structure its transactions to avoid owning real property.

ITEM 3.  LEGAL PROCEEDINGS

     From time to time, the Company is named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of the Company's business. Currently, no legal proceedings are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         There is no established public trading market for any class of the Company's common stock. As of December 31, 1997, there were approximately 296 holders of record of the Company's Class A Common Stock and six holders of record of the Company's Class B Common Stock. Because many of such shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the exact number of stockholders represented by the holders of record, but it believes the actual number of underlying holders of record to be in excess of 300.

         The Company has not paid dividends on any class of its common stock for the Company's two most recent fiscal years or any subsequent interim period, excluding S corporation distributions for the Price Dealerships. The Company currently intends to retain future earnings, if any, to finance the development and expansion of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company's Certificate of Incorporation restricts payment of dividends on the Company's capital. Specifically, it prohibits the payment of dividends on its common stock so long as any shares of the Company's 8% Cumulative Redeemable Preferred Stock due 2005 remain outstanding and any dividends owed thereon remain unpaid. Under the terms of its financing arrangements, the Company is also subject to restrictions on paying dividends on its common stock.

RECENT SALES OF UNREGISTERED SECURITIES
---------------------------------------

         On July 1, 1997, the Company reincorporated from Nevada into Delaware by merging into a wholly-owned Delaware subsidiary formed specifically for this purpose. On June 16, 1997, one hundred shares of the Delaware subsidiary's common stock were issued in connection with its formation under an exemption to the registration requirements of the Securities Act of 1933, as amended (the "Act"), found in Section 4(2) thereof. Because the Delaware corporation is deemed as a matter of law to be the surviving corporation in the reincorporation, these one hundred shares are deemed to have been issued by the Company.

         In connection with the reincorporation, the Company is also deemed to have issued shares of the Delaware corporation to all of its stockholders in exchange for their shares in the Nevada corporation. This issuance of shares was made under an exemption to the registration requirements of the Act found in Section (a)(2) of Rule 145 promulgated thereunder.

         On March 31, 1997, the Company issued 200,000 shares of its Class A Common Stock to Steven Hallock for $200 pursuant to an agreement between the Company and Mr. Hallock dated November, 1996 and based on a valuation of the Company's Class A Common Stock on such date. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

         On March 31, 1997, the Company issued 20,000 shares of its Class A Common Stock to Matthew Travis for $20.00. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

         On April 23, 1997, the Company issued 479,000 shares of its Class A Common Stock to the Price Trust u/d/t 10/5/88 for $479.00 in cash. This issuance was pursuant to an agreement with the Company to issue such shares dated November, 1996 and based on a valuation of the Company's Class A Common Stock on such date. This issuance of the Company's securities was made in reliance on
Section 4(2) of the Act.

         On July 10, 1997, the Company issued warrants to purchase 303,200 shares of its Class A Common Stock to Brown, Gibbons & Lang in partial consideration for consulting services performed for the Company. The exercise price of such warrants is $0.92 per share. These warrants are exercisable at any time prior to July 10, 2002. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     On July 10, 1997, the Company issued warrants to purchase 5,000 shares of its Class A Common Stock to T.J. Hollerhoff in partial consideration for services performed for the Company. The exercise price of such warrants is $0.92 per share. These warrants are exercisable at any time prior to July 10, 2002. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     On July 10, 1997, the Company issued warrants to purchase 2,500 shares of its Class A Common Stock to Carlanne Foushee in partial consideration for services performed for the Company. The exercise price of such warrants is $0.92 per share. These warrants are exercisable at any time prior to July 10, 2002. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     On July 10, 1997, the Company issued warrants to purchase 1,000 shares of its Class A Common Stock to Martha Walker in partial consideration for services performed for the Company. The exercise price of such warrants is $0.92 per share. These warrants are exercisable at any time prior to July 10, 2002. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     In connection with the acquisition of the Mr. Thomas A. Price's interest in the Price Dealerships by the Company on July 11, 1997, the Company issued 3,991,600 shares of its Class A Common Stock to the Price Trust u/d/t 10/5/88 in exchange for shares of common stock of the corporations comprising the Price Dealerships. This issuance of the Company's securities was made in reliance on
Section 4(2) of the Act.

     In connection with the acquisition of Mr. Donald V. Strough's interest in a Honda dealership located in Concord, California ("Concord Honda") by the Company on October 15, 1997, the Company issued 1,330,000 shares of its Class A Common Stock to the Strough Revocable Trust. This issuance was pursuant to an agreement with the Company to issue such shares dated July 11, 1997 and based on a valuation of Company's Class A Common Stock on such date. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     In connection with the acquisition of Mr. T. Al Babbington's interest in the Price Dealerships by the Company on July 11, 1997, the Company issued 626,000 shares of its Class A Common Stock to Mr. Babbington in exchange for shares of common stock of the corporations comprising the Price Dealerships. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act, which exempts from the registration requirements of Section 5 of the Act those transactions not involving a public offering.

     In connection with the acquisition of Mr. Fred Cziska's interest in the Price Dealerships by the Company on July 11, 1997, the Company issued 704,400 shares of its Class A Common Stock to Mr. Cziska in exchange for shares of common stock of the corporations comprising the Price Dealerships. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     In connection with the acquisition of Mr. John Driebe's interest in the Price Dealerships by the Company on July 11, 1997, the Company issued 204,000 shares of its Class A Common Stock to Mr. Driebe in exchange for shares of common stock of the corporations comprising the Price Dealerships. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     In connection with the acquisition of Valley Auto Center by the Company on July 11, 1997, the Company issued 290,000 shares of its Class A Common Stock to Asian Pacific Industries, a Washington corporation. This issuance of the Company's securities was made in reliance on Section 4(2) of the Act.

     On September 26, 1997, the Company issued warrants to purchase up to 20,000 shares of its Class A Common Stock to Capman, Inc. as partial consideration for certain assets acquired by the Company. The exercise price of such warrants is $0.92 per share. These warrants are exercisable at any time prior to September 26, 2002. This issuance of the Company's securities was made in reliance on
Section 4(2) of the Act.

     In connection with the Company's lending arrangements, on July 11, 1997, the Company issued $24,000,000 in notes, 3,032,000 shares of its Class B Common Stock for an aggregate consideration of $2,789,440, a total of 3,500 shares of its 8% Cumulative Redeemable Preferred Stock due 2005 for an aggregate consideration of $3,500,000, and 500 shares of its Redeemable Preferred Stock for an aggregate consideration of $500,000 to three affiliates of the Trust Company of the West. These issuances of the Company's securities were made in reliance on Section 4(2) of the Act. The Company's Preferred Stock is not convertible into any other form of equity security. Each share of the Class B Common Stock of the Company is convertible into one share of the Class A Common Stock of the Company at either (i) the holder's option, or (ii) automatically upon the closing of an initial public offering of any class of the Company's common stock resulting in gross proceeds to the Company of $50,000,000 and a listing of that class on a nationally recognized stock exchange, including Nasdaq.

ITEM 6.  SELECTED FINANCIAL DATA

     The following Selected Financial Data should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other financial information included elsewhere in this Form 10-
K. The following Selected Financial Data represents the historical financial information of the Price Dealerships prior and subsequent to the Combination on July 11, 1997, and the financial information of all other dealerships acquired by the Company in 1997 from the date of acquisition through December 31, 1997. Amounts are in thousands, except per share data.

Selected financial data for each of the five years ended December 31, 1997, is as follows (in thousands, except per share data):

                                                                Twelve months ended December 31,
                                                 1997              1996            1995            1994              1993
                                    ---------------------------------------------------------------------------------------
Net Sales                                     $ 474,048         $ 332,522       $ 248,185       $ 222,381         $ 183,684
Combination and related expenses(1)               2,268                 -               -               -                 -
Operating income                                  5,072             3,919           4,475             614               (87)
Net income                                           64             1,693           1,391           1,709               540
Pro forma net income(2)                               -             1,027             836           1,025               324
Net loss per share(3),(4)
 -basic and diluted                               (0.01)                -               -               -                 -
Pro forma net income per share(4)
 -basic and diluted                                   -              0.19            0.15            0.19              0.06
Total assets                                    124,002            56,127          54,423          46,403            40,116
Long-term debt                                   21,938                 -             112             686             1,136
Preferred stock                                   3,439                 -               -               -                 -
Stockholders' equity (5)                      $   6,563         $   4,880       $   6,644       $   6,573         $   6,806

(1) The Company incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with the Combination and development of its organization and business plan.

(2) The Company was an S Corporation until January 1, 1997, and accordingly was not subject to federal income taxes prior to January 1, 1997. Pro forma net income reflects federal and state income taxes as if the Company had been a C Corporation, based on the effective tax rates that would have been in effect during these periods.

(3) For 1997, net loss per share is calculated by reducing net income of $64,000 by cumulative redeemable preference dividends of $128,000, redeemable preferred stock liquidation preference accretion of $40,000, and preferred stock discount amortization of $45,000. This net loss available to common stockholders of $149,000 is then divided by the weighted average shares outstanding. Diluted earnings per shares does not include dilutive securities, such as options and warrants as their inclusion would be anti-dilutive.

(4) Prior to 1997, net income per share is presented on a pro forma basis using the 5,526,000 shares issued to the Price Dealerships stockholders in the Combination.

(5) Stockholders' equity is presented net of advances to stockholders during the years 1993-1996, accordingly, the change in stockholders' equity is reflected net of stockholder's advances.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below.

                                                                                   Year-Ended December 31,
                                                                               1997               1996               1995
---------------------------------------------------------------------------------------------------------------------------
New vehicles                                                                   61.2%              60.2%              59.3%
Used vehicles                                                                  23.5%              24.6%              24.6%
Service, parts and other                                                       15.3%              15.2%              16.1%
Total sales                                                                   100.0%             100.0%             100.0%
Gross profit                                                                   14.1%              12.9%              14.1%
Income before income taxes                                                      0.1%               0.5%               0.6%

Effective July 11, 1997, FirstAmerica Automotive, Inc., a public company with no significant assets or operations, combined (the "Combination") with a group of six automobile dealership entities under common ownership and control (the "Price Dealerships"). The stockholders of the Price Dealerships received 5,526,000 shares of FirstAmerica Automotive, Inc.'s common stock, which represented a majority of the total outstanding shares of capital stock of FirstAmerica Automotive, Inc. immediately following the Combination which shares represent a controlling interest in the Company. During 1997, the Company acquired a dealership from Donald V. Strough, the Company's Chairman, and an additional seven dealerships from unrelated third parties. The Combination was accounted for as the acquisition of FirstAmerica Automotive, Inc. by the Price Dealerships, and accordingly, the financial information for periods before the Combination represent financial information of the Price Dealerships. The Company has accounted for all of its dealership acquisitions using the purchase method of accounting, and, as a result, does not include in its financial statements the results of operations of those dealerships prior to the date of acquisition. FirstAmerica Automotive, Inc. and the Price Dealerships are collectively referred to as "FirstAmerica" or the "Company".

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

Sales. Sales for the Company increased $141.5 million, or 42.6% to $474.0 million for the year ended December 31, 1997 from $332.5 million in 1996. The Company acquired eight dealerships in 1997, which for the periods following their acquisition accounted for $133.2 million or 40.9% of the increase in 1997 revenues. Sales increased at the Company's dealerships owned throughout 1997 and 1996 by 1.7%, due primarily to increases in new vehicle revenues.

     New Vehicles. The Company sells eleven domestic and imported brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. In 1997 and 1996, the Company sold 13,835 and 9,450 new vehicles, respectively, generating revenues of $290.3 million and $200.2 million, which constituted 61.2% and 60.2% of the Company's total sales, respectively. The increase in revenues and units is due primarily to the dealerships acquired in 1997. The Company purchases substantially all of its new vehicle inventory directly from manufacturers that allocate new vehicles to dealerships based on the amounts sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory. Average unit prices decreased 1.0% from $21,185 to $20,982 per vehicle due to the lower prices in the product mix of dealerships acquired in 1997.

     Used Vehicles. The Company sells a variety of makes and models of used vehicles and light trucks of varying model years and prices. In 1997 and 1996, the Company sold 9,462 and 7,415 retail and wholesale used vehicles, respectively, generating revenues of $111.6 million and $81.7 million, which constituted 23.5% and 24.6% of the Company's total revenue, respectively. Average unit prices increased 7.1% from $11,019 to $11,796 per vehicle, primarily due to the Company's ability to better distribute its used vehicle inventories among dealerships with the introduction of AFI.

     Service, parts and other revenues. Service, parts and other revenues includes revenue from the sale of parts, accessories, maintenance and repair services, and from fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of insurance companies. Service, parts and other revenue increased 42.5% in 1997 from $50.6 million in 1996 to $72.2 million, due to a 7.1% increase in financing fees and a 35.4% increase in service department maintenance and repairs, largely attributable to the dealerships acquired. To a limited extent, revenues from the sale of parts, maintenance and repair are counter-cyclical to new vehicle sales because owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the effects of any downturns in the new vehicle sales cycle.

GROSS PROFIT. The Company's overall gross profit margins increased from 12.9% in 1996 to 14.1% in 1997, primarily due to increases in margins on sales, parts and other, and to a lesser extent, increases in the used vehicle profit margins. Gross profit increased 56.3% during 1997 and totaled $67.0 million, compared with $42.9 million for 1996, because of the increase in new and used vehicle unit sales as well as service, parts and other operating revenues contributed from the dealerships acquired in 1997. The gross profit margin on new vehicle sales during 1997 and 1996 was relatively consistent at 6.2% and 6.1% respectively. The gross profit margin on used vehicle sales was 8.0% in 1997 and 6.8% in 1996. This increase is primarily due to the Company's emphasis on improving the used vehicle reconditioning process and implementation of best practices. Gross profit margins on service, parts and other operating revenue increased from 49.7% of revenues in 1996 to 55.4% in 1997, primarily due to higher profitability in service, parts and maintenance activities due to increased emphasis on its service operations and profitability.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's selling, general and administrative expense increased $20.7 million, or 53.1%, to $59.6 million for 1997 compared to $38.9 million for 1996. Selling, general and administrative expense as a percentage of sales increased to 12.6% for 1997 from 11.7% for 1996. The increase was due primarily to an increase in compensation for additional personnel and management required as a result of dealership acquisitions and the activities associated with building a management structure for executing the Company's acquisition strategies.

COMBINATION AND RELATED EXPENSES. The Company incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with the Combination and the development of the Company's organization and business plan.

INTEREST EXPENSE. Floor plan interest expense increased $0.7 million or 25.6% to $3.7 million for the year ended December 31, 1997 compared to $2.9 million for 1996 primarily as a result of increased floor plan debt in 1997 from the acquired dealerships. Interest expense other than floor plan increased due to debt incurred for the combination and acquisition of additional dealerships during 1997.

INCOME TAX EXPENSE. Income tax expense increased to $0.4 million in 1997 from $48,000 in 1996 due to the Company's change in status from an S Corporation to a C Corporation on January 1, 1997. The Company's effective tax rate for 1997 was 87.5% compared to 2.8% for 1996 due to certain non-deductible stock compensation expenses incurred in 1997 and the Company's change in tax status from 1996. On January 1, 1997, the Company's change in tax status resulted in the recognition of $1.6 million in net deferred tax assets, which was offset by a $1.4 million tax liability resulting from a LIFO inventory change recapture. In addition, the Company incurred $0.3 million in nondeductible stock issuance expenses associated with the Combination. The Company's effective tax rate in the future may be affected by certain nondeductible expenses incurred as a result of the acquisitions of additional dealerships.

NET INCOME. Net income decreased from $1.7 million in 1996 to $64,000 in 1997, primarily due to one-time Combination and related expenses discussed above.

1996 COMPARED TO 1995

The following discussion relates only to the results of operations of the Price Dealerships and therefore is not directly comparable to the Company's results of operations for the year ended December 31, 1997 which include the results of operations of eight additional dealerships acquired by the Company in 1997 from the date of their acquisition.

Sales. Sales increased $84.3 million, or 34.0% from $248.2 million for 1995, to $332.5 million for the year ended December 31, 1996. The increase in sales was primarily due to the acquisition of an additional dealership in the fourth quarter of 1995, which resulted in increased vehicles sales, and service, parts and other revenues.

     New Vehicles. In 1996 and 1995, the Company sold 9,450 and 7,116 new vehicles, respectively, generating revenues of $200.2 million and $147.1 million, which constituted 60.2% and 59.3%, respectively, of the Company's total revenues. The average new vehicle unit price increased 2.5% from $20,672 in 1995 to $21,184 in 1996 due to manufacturers' price increases.

     Used Vehicles. In 1996 and 1995, the Company sold 7,415 and 6,460 used vehicles, respectively, generating revenues of $81.7 million and $61.0 million, constituting 24.6% and 24.6%, respectively, of the Company's total revenues. Average unit prices increased 16.8% from $9,438 to $11,019 per vehicle due to increased sales of used luxury vehicles.

     Service, parts and other. Service, parts and other revenue includes revenue from the sale of parts, accessories, maintenance, and repair services, and from fees earned on the sale of vehicle financing notes and warranty service contracts. Revenues increased $10.5 million or 26.2%, from $40.1 million in 1995 to $50.6 million in 1996, primarily due to increased parts and service revenues.

GROSS PROFIT. Gross profit margins overall decreased from 14.1% to 12.9% of sales, primarily due to an increased percentage of new vehicle sales which have lower profit margins than used vehicles, service, parts and other. Gross profit increased $7.9 million or 22.8% during 1996 to $42.9 million, compared with $34.9 million for 1995, primarily due to the additional dealership acquired in the fourth quarter of 1995. The gross profit margin on new vehicle sales during 1996 and 1995 was 6.1% and 6.8%, respectively. The decrease is primarily due to changes in manufacturer incentive programs in 1996, as well as a Company effort to increase new vehicle sales volume. The Company's gross profit margin on used vehicle sales was 6.8% in 1996 and 6.5% in 1995, and margins on service, parts and other revenue decreased from 52.4% in 1995 to 49.7% in 1996, due to a decrease in parts and service margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased $8.5 million, or 27.9%, to $38.9 million for 1996 compared to $30.4 million for 1995, primarily due to a dealership acquired in late 1995. Selling, general and administrative expense as a percentage of sales decreased to 11.7% for 1996 from 12.3% for 1995, primarily due to streamlining of operations and increased synergies between the operating subsidiaries.

INTEREST EXPENSE. Floor plan interest expense decreased $0.2 million, or 6.5% from $3.1 million to $2.9 million due to lower inventory levels and lower average interest rates.

OTHER INCOME, NET. Other income, net, increased $0.6 million from $0.1 million in 1995 to $0.7 million in 1996, primarily due to the sale of assets, as well as other non-dealer services income.

INCOME TAX EXPENSE. Income tax expense increased from $26,000 to $48,000 from 1995 to 1996, for increases in minimum state income taxes. For 1996 and 1995, the Company elected S corporation status and as a result the

Company was not subject to federal income taxes. Income tax expense, presented on a pro forma basis had the Company been a Corporation, would have been $0.7 million and $0.6 million, for 1996 and 1995, respectively.

NET INCOME. Net income was $1.7 million (0.5% of sales) for the year ended December 31, 1996, compared to $1.4 million (0.6% of sales), for 1995, as a result of the individual items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and liquidity requirements are primarily for acquiring new dealerships, working capital, and expanding existing facilities. Historically, the Company has relied primarily upon cash flows from operations, floor plan, financing, and other borrowings under its credit facility to finance its operations, and the proceeds from its private debt placements with finance companies to finance its expansion. At December 31, 1997, the Company had working capital of $15.8 million including $2.9 million in cash.

During 1997, operating activities resulted in net cash used in operations of $7.6 million compared to $4.4 million provided by operations in 1996, a net use of $24.8 million, primarily due to increases in inventories and receivables resulting primarily from dealerships acquired during 1997. This increase was largely offset by a $7.7 million increase in flooring notes payable and a $9.7 million increase in accounts payable and accrued liabilities.

In 1997, the net cash used in investing activities totaled $12.8 million, which consisted of $11.7 million used for acquisitions and $1.1 million for expansion and improvement of existing facilities. This compared to $0.8 million used in 1996 for expansion and improvement of facilities.

Net cash provided by financing activities totaled $22.7 million, which consisted of $21.9 million resulting from the issuance of senior notes, $4.0 million borrowed on secured lines of credit and $6.1 million from the issuance of common and preferred stock. Proceeds were used to distribute $4.0 million to the stockholders of the Price Dealerships as part of the Combination, repay $1.6 million in notes payable and $3.6 million in certain investment banking and loan origination costs associated with the private placement of senior notes and preferred stock discussed below.

Flooring Notes Payable and Secured Lines of Credit

At the time of the Combination, the Company entered into a three year $175 million Loan and Security Agreement (the "Loan Agreement") with a financial company, replacing the Company's existing $37 million line of credit.

The Loan Agreement permits the Company to borrow up to $115 million in flooring notes payable, restricted by new and certain used vehicle inventory and provides an additional line of credit up to $35 million ("Revolver Advances"), restricted by used vehicle and parts inventory. The Loan Agreement also provides a discretionary line up to $25 million ("Discretionary Advances"), under which the financial company will make advances in its absolute discretion upon request of the Company.

As of December 31, 1997, the Company had flooring notes payable, Revolver Advances, and Discretionary Advances outstanding of $66.5 million, $4.0 million, and $0, respectively.

Flooring notes payable are due when vehicles are sold, leased, or delivered. Revolver Advances are due whenever the borrowing base as defined in the Loan Agreement is exceeded and are included in secured lines of credit in the accompanying financial statements. The Loan Agreement grants a collateral interest in substantially all of the Company's assets.

Interest rates on the flooring notes and the Revolver Advances are variable and change based on movements in the prime rate. The interest rates equal the prime rate minus 75 to 35 basis points; 7.75% to 8.15% at December 31, 1997, respectively. During 1997, the average monthly borrowing on the flooring notes and Revolver Advances was $44.0 million and $0.3 million, respectively, and the aggregate average interest rate was 7.75%.

The Loan Agreement contains various financial covenants such as minimum interest coverage, working capital, and maximum debt to equity ratios.

Senior Notes

At the time of the Combination, the Company entered into a Securities Purchase Agreement (the "Agreement") with a financial company to provide an aggregate funding commitment of up to $40 million. In exchange for the $40 million, the Company may issue on a pro-rata basis up to $36 million of 12.375% Senior Notes (Notes), $3.5 million 8% Cumulative Redeemable Preferred Stock (CRPS), and $0.5 million Redeemable Preferred Stock (RPS), and up to 5 million shares of the Company's Class B Common Stock, par value $0.00001 per share.

At the time of the Combination, the Company received $28 million from the financial company. In exchange, the Company issued Notes with a principal amount of $24 million at a discount of $2.2 million, 3.5 million shares of CRPS at a discount of $0.6 million, 0.5 million shares of RPS at a discount of $0.1 million and 3 million shares of Class B Common Stock at $0.92 per share. The Notes, CRPS and RPS are due June 30, 2005.

For financial reporting purposes, the difference between the issue price and the face value of each security is recorded as a discount and is amortized over the life of each security using the effective interest method. The Notes discount amortization is included in interest expense and the CRPS and RPS discount amortization is recorded as a deduction from retained earnings.

The Notes are unsecured and subordinated to all debts of the operating subsidiaries, rank pari passu to the Company's other existing and future senior indebtedness, and are senior in right of payment to any future subordinated debt of the Company. The CRPS and RPS shares are subordinate to all the debt of the Company and its subsidiaries and have priority over the common stock of the Company. The Company can redeem all the Notes or any part thereof, at any time, upon due notice to the holders of the Notes. The redemption price for the period beginning July 1, 1997 to June 30, 1998 is 110% of the principal balance and decreases by 1.25% for each year beginning July 1, thereafter. If the aggregate outstanding principal balance, at any time, is less than $2 million, the Company is required to redeem all outstanding Notes.

On July 1, 2003 and July 1, 2004, the Company must redeem Notes in the aggregate principal amount equal to the lesser of (a) 30% of the aggregate principal amount of Notes issued and (b) the aggregate amount of issued and outstanding Notes on such date, at the applicable redemption price plus all accrued and unpaid interest on the Notes to the redemption date. On June 30, 2005, the Company must redeem all remaining issued and outstanding Notes, paying all outstanding principal and accrued and unpaid interest.

If the Company has a public offering of its stock, the Company may within 45 days of the consummation thereof, redeem all the outstanding Notes. In such circumstances, the redemption price for the period beginning July 1, 1997 to June 30, 1998 is 105% of the principal balance and decreases by 0.75% for each year beginning July 1, thereafter.

The Agreement contains various financial covenants such as minimum interest coverage, and non-financial covenants including limitations on the Company's ability to pay dividends, retire or acquire debt, make capital expenditures, and sell assets.

The Company incurred $1.5 million in interest expense related to the Notes during 1997, including $88,000 for the non-cash amortization of discount.

The Company's principal source of growth has been from acquisitions and this is expected to continue. The Company believes that its existing capital resources will be sufficient to fund its current acquisition commitments. In 1998, the Company completed the acquisition of one dealership for $11.9 million, and currently has two automobile dealership acquisitions pending for an aggregated estimated purchase price of $7.0 million. To the extent the Company pursues additional significant acquisitions, it will need to raise additional capital through the public or private issuance of equity or debt securities or through additional borrowings from financial institutions.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Historically, the Company's sales have been lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the first and fourth quarters than during the other quarters of each fiscal year. However, this did not hold true for the fourth quarters of 1997 and 1996. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions also contribute to fluctuations in sales and operating results. The timing of acquisitions may also cause substantial fluctuations of operating results from quarter to quarter.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards of reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement will be effective for the fiscal years ending after December 15, 1998, and the Company does not intend to adopt this statement prior to the effective date.

In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement provides revised disclosure guidelines for segments of an enterprise based on management's approach to defining operating segments. This statement is effective for fiscal years ending after December 15, 1998. The management of the Company believes that it currently operates in only one industry segment and analyzes operations on a Company-wide basis, therefore the statement is not expected to impact the Company.

INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability. In the past, the Company has been able to maintain its profit margins during inflationary periods.

YEAR 2000 CONVERSION

The Company has assessed the ability of its software and other computer systems to properly utilize dates beyond December 31, 1999 (the "Year 2000 Conversion"). Management believes that the costs of the modifications and conversions required will not be material.

Although management believes it will not have material Year 2000 Conversion issues, its future operations are dependent upon the ability of its vendors and suppliers to successfully address the Year 2000 Conversion issues. There can be no assurance that the computer systems of other companies upon which the Company's own computer system relies or upon which its business is dependent, will be timely converted, or that failure of another company to convert will not adversely affect the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

DEPENDENCE ON AUTOMOBILE MANUFACTURERS
--------------------------------------

     Each of the Company's dealerships operates pursuant to a Dealer Agreement between the applicable Manufacturer and the subsidiary of the Company that operates such dealership. The Company is dependent to a significant extent on its relationship with such Manufacturers.

     Nissan, Toyota, Chrysler and Honda accounted for approximately 38.2%, 17.2%, 15.3%, and 10.8%, respectively of the Company's 1997 pro forma new vehicle revenues. No other Manufacturer accounted for more than 10% of the new vehicle revenues of the Company during 1997. See "Business -- New Vehicle Sales," and " - Relationships with Manufacturers." Accordingly, a significant decline in the popularity of Nissan, Toyota, Honda, and Chrysler new vehicles could have a material adverse effect on the Company. Manufacturers exercise a great degree of control over the operations of the Company's dealerships. Each of the Dealer Agreements provides for termination or non-renewal for a variety of causes, including any unapproved change of ownership or management and other material breaches of the Dealer Agreement. The Company believes that it is in compliance in all material respects with all its Dealer Agreements. The Company has no reason to believe that it will not be able to renew all of its Dealer Agreements upon expiration particularly given the applicable law which substantially restricts the ability of a Manufacturer to decline to renew a Dealer Agreement, but there can be no absolute assurance that such Dealer Agreements will be renewed or that the terms and conditions of such renewals will be favorable to the Company. In the unlikely event that a Manufacturer declines to renew one or more of the Company's significant Dealer Agreements, such action could have a material adverse effect on the Company and its business. Actions taken by Manufacturers to exploit their superior bargaining position in negotiating the terms of such renewals or otherwise could also have a material adverse effect on the Company. See "Business -- Relationships with Manufacturers."

     The Company also depends on the Manufacturers to provide it with a desirable mix of popular new vehicles that produce the highest profit margins and which may be the most difficult to obtain from the Manufacturers. If the Company is unable to obtain a sufficient allocation of the most popular vehicles, its profitability may be materially adversely affected. In some instances, in order to obtain additional allocations of these vehicles, the Company purchases a larger number of less desirable models than it would otherwise purchase and its profitability may be materially adversely affected thereby. The Company's dealerships depend on the Manufacturers for certain sales incentives and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers have historically made many changes to their incentive programs during each year. A reduction or discontinuation of a Manufacturer's incentive programs may materially adversely affect the results of operations of the Company.

     The success of each of the Company's dealerships depends to a great extent on the financial condition, marketing, vehicle design, production capabilities and management of the Manufacturers which the Company represents. Events such as strikes and other labor actions by unions, or negative publicity concerning a particular Manufacturer or vehicle model, may materially and adversely affect the Company. Similarly, the delivery of vehicles from Manufacturers later than scheduled, which may occur particularly during periods when new products are being introduced, can lead to reduced sales. Although, the Company has attempted to lessen its dependence on any one Manufacturer by establishing dealer relationships with a number of different domestic and foreign automobile Manufacturers, adverse conditions affecting Nissan, Toyota, Honda, and Chrysler in particular, could have a material adverse affect on the Company. In the event that the Company is unable to obtain a satisfactory number or mix of vehicle types from a Manufacturer, the Company may need to purchase inventory from other automobile dealers at prices higher than it would be required to pay to the Manufacturers in order to carry an adequate level and mix of inventory. Consequently, such events could materially adversely affect the financial results of the Company. See "Business -- New Vehicle Sales" and " -- Relationship with Manufacturers."

     Many Manufacturers attempt to measure customers' satisfaction with their sales and warranty service experiences through systems which vary from Manufacturer to Manufacturer but which are generally known as "CSI". These Manufacturers may use a dealership's CSI scores as a factor in evaluating applications for additional dealership acquisitions and other matters such as vehicle inventory allocations. The components of CSI have been modified from time to time in the past, and there is no assurance that such components will not be further modified or replaced by different systems in the future. To date, the Company has not been adversely affected by these standards and has not been denied approval of any acquisition based on low CSI scores. However, there can be no assurance that the Company will be able to comply with such standards in the future. Failure of the Company's dealerships to comply with the standards imposed by Manufacturers at any given time may have a material adverse effect on the Company.

     The Company must also obtain approvals by the applicable Manufacturer for any of its acquisitions. See " -- Risks Associated with Acquisitions."

COMPETITION
-----------

     Automobile retailing is a highly competitive business with over 22,000 Manufacturer authorized automobile dealerships existing in the United States at the beginning of 1997. The Company's competition includes authorized automobile dealerships selling the same or similar makes of new and used vehicles offered by the Company in the same markets as the Company and sometimes at lower prices than those of the Company. These dealer competitors may be larger and have greater financial and marketing resources than the Company. Other competitors include other dealers, private market buyers and sellers of used vehicles, used vehicle dealers, service center chains and independent service and repair shops. Gross profit margins on sales of new vehicles have been declining for some time. The Company could experience margin pressure on its used vehicle sales. The used vehicle market faces increasing competition from non-traditional outlets such as used-car "superstores," which use sales techniques such as one price selling, and sales via the Internet. Several groups have begun to establish nationwide networks of used vehicle superstores. In addition, certain Manufacturers, such as Ford, have publicly announced that they may directly enter the retail market in the future, which could have a material adverse effect on the Company. The increased popularity of short-term vehicle leasing also has resulted, as these leases expire, in a large increase in the number of late model vehicles available in the market, which puts added pressure on margins for new vehicle sales. As the Company seeks to acquire dealerships in new markets and thus gain market share, it may face increasingly significant competition including from other large dealer groups including dealer groups that have publicly-traded equity.

     The Company's Dealer Agreements do not give the Company the exclusive right to sell a Manufacturer's product within a given geographic area. The Company could be materially adversely affected if any of its Manufacturers award dealerships to others in the same markets where the Company is operating, although applicable law significantly limits the ability of a Manufacturer to establish another dealership within close proximity to an existing dealer. A similar adverse affect could occur if existing competing dealers increase their market share in the Company's market area. Further, the Company's gross margins may decline over time as it expands into markets where it does not have a leading position. These and other competitive pressures could materially adversely affect the Company's results of operations. See "Business -- Competition."

OPERATING CONDITION OF ACQUIRED BUSINESSES
------------------------------------------

     Although the Company believes that as a matter of course it conducts a prudent level of investigation regarding the operating condition of the dealerships to be purchased in light of the circumstances of each transaction, certain unavoidable levels of risk remain regarding the actual operating condition of the dealerships being acquired. Until the Company actually assumes operating control of any acquired assets, it may not be able to ascertain their actual value and, therefore, may be unable to ascertain whether the price paid for such assets represents a fair valuation.

RISKS OF CONSOLIDATING OPERATIONS AS A RESULT OF THE ACQUISITIONS
-----------------------------------------------------------------

     Each dealership or group to be acquired by the Company will have been operated and managed as a separate independent entity prior to its acquisition, and the Company's future operating results will depend on its ability to integrate the operations of these businesses and manage the combined enterprise. There can be no assurance that the management group of the Company will be able to effectively and profitably integrate in a timely manner each of its dealership acquisitions, or to manage the combined entity without substantial costs, delays or other operational or financial problems. The inability of the Company to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS ASSOCIATED WITH ACQUISITIONS
----------------------------------

     The retail automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, the Company's future growth will depend in large part on its ability to acquire additional dealerships as well as on its ability to manage expansion, control costs in its operations and consolidate dealership acquisitions into existing operations. In pursuing a strategy of acquiring other dealerships, the Company faces risks commonly encountered with growth through acquisitions. These risks include, but are not limited to, incurring significantly higher capital expenditures and operating expenses, failing to assimilate the operations and personnel of the acquired dealerships, disrupting the Company's ongoing business, dissipating the Company's limited management resources, failing to maintain uniform standards, controls and policies, impairing relationships with employees and customers as a result of changes in management and causing increased expenses for accounting and computer systems, as well as integration difficulties. The Company expects that it will take approximately one year to fully integrate an acquired dealership into the Company's operations and realize the full benefit of the Company's operating strategies and systems. There can be no assurance that the Company will be successful in overcoming these risks or any other problems encountered with such acquisitions. Acquisitions may also result in significant goodwill and other intangible assets that are amortized in future years and reduce future stated earnings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Growth Strategy."

     Although there are many potential acquisition candidates that fit the Company's acquisition criteria, there can be no assurance that the Company will be able to consummate any such transactions in the future or identify those candidates that would result in the most successful combinations, or that future acquisitions will be able to be consummated at acceptable prices and terms. In addition, increased competition for acquisition candidates could result in fewer acquisition opportunities for the Company and higher acquisition prices. The magnitude, timing and nature of future acquisitions will depend upon various factors, including the availability of suitable acquisition candidates, competition with other dealer groups for suitable acquisitions, the negotiation of acceptable terms, the Company's financial capabilities, the availability of skilled employees to manage the acquired companies and general economic and business conditions.

     In addition, the Company's future growth as a result of its acquisition of automobile dealerships will depend on its ability to obtain the requisite Manufacturer approvals. There can be no assurance that it will be able to obtain such consents in the future. See " -- Manufacturers' Restrictions on Acquisitions" and "Business -- Relationships with Manufacturers."

     In certain cases, the Company may be required to file applications and obtain clearances under applicable federal antitrust laws before consummation of an acquisition. These regulatory requirements may restrict or delay the Company's acquisitions, and may increase the cost of completing such transactions.

LIMITATIONS ON FINANCIAL RESOURCES AVAILABLE FOR ACQUISITIONS; POSSIBLE
-----------------------------------------------------------------------
INABILITY TO REFINANCE EXISTING DEBT
------------------------------------

     The Company intends to finance acquisitions with cash on hand, through issuances of equity or debt securities and through borrowings under existing credit arrangements. The Company anticipates the borrowing limit under its long-term credit arrangements will be increased, although no assurance can be given that any such increase will occur or that such increase will adequately meet the Company's future financing needs. Similarly, there is no assurance that the Company will be able to obtain additional debt or equity securities financing. Using cash to complete acquisitions could substantially limit the Company's operating or financial flexibility. Using stock to consummate acquisitions may result in significant dilution of stockholders' percentage interest in the Company, which dilution may be prohibited by the Company's Dealer Agreements with Manufacturers. See " -- Stock Ownership/Issuance Limits." If the Company is unable to obtain financing on acceptable terms, the Company may be required to reduce significantly the scope of its presently anticipated expansion, which could materially adversely affect the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources" and "Business -- Growth Strategy."

     In addition, the Company is dependent to a significant extent on its ability to finance the purchase of inventory, which in the automotive retail industry involves significant sums of money in the form of floor plan financing. As of December 31, 1997, the Company had approximately $92.5 million of indebtedness, which included $66.5 million of floor plan financing. Substantially all the assets of the Company's dealerships are pledged to secure such indebtedness, which may impede the Company's ability to borrow from other sources. In addition, the Company must obtain new floor plan financing or obtain consents to assume such financing in connection with its acquisition of dealerships.

STOCK OWNERSHIP/ISSUANCE LIMITS; LIMITATION ON ABILITY TO ISSUE ADDITIONAL
--------------------------------------------------------------------------
EQUITY
------

     Standard automobile Dealer Agreements prohibit transfers of any ownership interests of a dealership and its parent, such as the Company, and, therefore, often do not by their terms accommodate public trading of the capital stock of a dealership or its parent. The Company has obtained the consent of all the appropriate Manufacturers in connection with its dealerships and has obtained such consent on the basis of the Company being an entity having publicly listed securities. Notwithstanding the approval of the Company by its various Manufacturers (including American Honda) as an entity having publicly listed securities, the Honda Agreement provides that prior to any public offering by the Company of its securities the consent of American Honda will be required. Although, it is anticipated that such consent will be obtained so long as certain designated existing shareholders of the Company retain more than fifty percent of the aggregate voting rights, there can be no assurance that such consent will be obtained. In addition, the financial institution which provides floor plan financing to the Company and certain other financing requires that certain existing shareholders maintain at least twenty percent of the outstanding capital stock of the Company which limitation may in some instances limit the ability of the Company to make its public offerings of the Company's securities. See "Business -- Relationships with Manufacturers" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." Moreover, these issuance limitations may impede the Company's ability to raise capital through equity offerings or to issue Common Stock as consideration for, and therefore, to consummate, future acquisitions. Such restrictions also may prevent or deter prospective acquirers from acquiring control of the Company and, therefore, may adversely impact the Company's equity value. See " -- Limitations on Financial Resources Available for Acquisitions; Possible Inability to Refinance Existing Debt."

MANUFACTURERS' RESTRICTIONS ON ACQUISITIONS
-------------------------------------------

     The Company is required to obtain the consent of the applicable Manufacturer prior to the acquisition of any additional dealership. There can be no assurance that Manufacturers will grant such approvals. Obtaining the consent of the Manufacturers for acquisitions of dealerships could also take a significant amount of time. Although no assurances can be given, the Company believes that Manufacturer approvals of subsequent acquisitions from Manufacturers with which the Company has previously completed applications and agreements may take less time. The Company has received the approval of all of the applicable Manufacturers in connection with its current dealerships. If the Company experiences delays in obtaining, or fails to obtain, approvals of the Manufacturers for acquisitions of dealerships, the Company's growth strategy could be materially adversely affected. In determining whether to approve an acquisition, the Manufacturers may consider many factors, including the moral character, business experience, financial condition, ownership structure and CSI scores of the Company and its management. Specifically the Manufacturer must approve (i) the experience and past performance of the proposed general manager,
(ii) the proposed location as to size, condition and geographic location, (iii) the financial structure of the dealership and the Company and (iv) the CSI scores and sales penetration of the Company. In addition, under an applicable Dealership Agreement or under state law a Manufacturer may have a right of first refusal to acquire a dealership in the event the Company seeks to acquire a dealership.

     In addition, a Manufacturer may limit the number of such Manufacturers' dealerships that may be owned by the Company or the number that may be owned in a particular geographic area. For example, Toyota Motor Sales limits the number of Toyota dealerships which the Company may acquire to: (a) the greater of one dealership or twenty percent of the Toyota dealer count in a "Metro" market ("Metro" markets are multiple Toyota dealership markets within certain geographic areas as defined by Toyota); (b) the lesser of five dealerships or five percent of the Toyota dealerships within a Toyota Region ("Toyota Region" refers to regional geographic areas as designated by Toyota); and (c) seven Toyota dealerships nationally. Toyota in addition limits the number of Lexus dealerships which may be owned and operated by the Company and American Honda limits the number of Honda and Acura dealerships which may be owned and operated by the Company. See "Relationships with Manufacturers."

POTENTIAL CONFLICTS OF INTEREST
-------------------------------

     The Company has in the past and will likely in the future enter into transactions with entities controlled by either Thomas Price, Donald Strough or other affiliates of the Company. The Company believes that all of these existing arrangements are favorable to the Company and were entered into on terms that, taken as a whole, reflect arms'-length negotiations. Since no independent appraisals evaluating these business transactions were obtained, there can be no assurance that such transactions are on terms no less favorable than could have been obtained from unaffiliated third parties. Potential conflicts of interest could also arise in the future between the Company and these affiliated parties in connection with the enforcement, amendment or termination of these arrangements. See "Relationships and Related Transactions." The Company anticipates renegotiating its leases with all related parties at lease expiration at fair market rentals, which may be higher than current rents. For further discussion of these related party leases, see "Certain Relationships and Related Transactions -- Certain Dealership Leases."

LACK OF INDEPENDENT DIRECTORS
-----------------------------

     As of the date hereof, all of the members of the Company's Board of Directors are employees and/or principal stockholders of the Company or affiliates thereof. Although the Company intends to appoint at least two independent directors, such directors will not constitute a majority of the Board, and the Company's Board may not have a majority of independent directors in the future. In the absence of a majority of independent directors, the Company's executive officers, who also are principal stockholders and directors, could establish policies and enter into transactions without independent review and approval thereof, subject to certain restrictions required by Delaware law. In addition, although the Company intends to establish audit and compensation committees which will consist entirely of outside directors, until those committees are established, audit and compensation policies could be approved without independent review. These and other transactions could present the potential for a conflict of interest between the Company and its stockholders generally and the controlling officers, stockholders or directors.

DEPENDENCE ON KEY PERSONNEL AND LIMITED MANAGEMENT AND PERSONNEL RESOURCES
--------------------------------------------------------------------------

     The Company's success depends to a significant degree upon the continued contributions of its management team (particularly its senior management) and service and sales personnel. Additionally, Dealer Agreements require the prior approval of the applicable Manufacturer before any change is made in a dealership's general manager. The Company has entered into employment agreements with members of its management team. In addition, as the Company expands it may need to hire additional managers and may be dependent on the senior management of any businesses acquired. The market for qualified employees in the automotive retailing industry and in the region in which the Company operates, particularly for general managers and sales and service personnel, is highly competitive and may subject the Company to increased labor costs. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on the

Company. In addition, the lack of qualified management or employees employed by the Company's potential acquisition candidates may limit the Company's ability to consummate future acquisitions. The Company maintains key man insurance on Thomas Price, the Company's President and Chief Executive Officer. See "Business -- Growth Strategy," and "Business -- Competition."

MATURE INDUSTRY; CYCLICAL AND LOCAL NATURE OF AUTOMOBILE SALES
--------------------------------------------------------------

     The United States automobile retailing industry generally is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. As a consequence, growth in the Company's revenues and earnings are likely to be significantly affected by the Company's success in acquiring and integrating dealerships and the pace and size of such acquisitions. See " -- Risks Associated with Acquisitions" and "Business -- Growth Strategy."

     The automobile industry is cyclical and historically has experienced periodic downturns characterized by oversupply and weak demand. Many factors affect the industry, including general economic conditions and consumer confidence, the level of discretionary personal income, interest rates and credit availability. For the year ended December 31, 1997, industry retail sales were down from calendar 1996. There can be no assurance that the industry will not experience periods of decline in vehicle sales, both new and used, in the future. Any such decline may have a material adverse effect on the Company's business.

     Local economic, competitive and other conditions also affect the performance of dealerships. All of the Company's dealerships are located in California. While the Company intends to pursue acquisitions outside of this market, the Company expects that the majority of its operations will continue to be concentrated in this area for the foreseeable future. As a result, the Company's results of operations will depend substantially on general economic conditions and consumer spending habits in California, as well as various other factors, such as tax rates and state and local regulations, specific to California. There can be no assurance that the Company will be able to expand geographically, or that any such expansion will adequately insulate it from the adverse effects of local or regional economic conditions. See "Business -- Growth Strategy."

SEASONALITY
-----------

     The automobile retailing industry is subject to seasonal variations in revenues with higher revenues occurring in the second and third quarters. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

IMPORTED PRODUCT RESTRICTIONS AND FOREIGN TRADE RISKS
-----------------------------------------------------

     Certain vehicles sold by the Company, as well as certain major components of vehicles sold by the Company, are manufactured outside the United States. Accordingly, the Company is subject to the customary risks of importing merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries. The United States or the countries from which the Company's products originate may, from time to time, adjust existing or impose new quotas, tariffs, duties or other restrictions which could affect the Company's operations and its ability to purchase imported vehicles and/or parts.

ADVERSE EFFECT OF GOVERNMENTAL REGULATION; ENVIRONMENTAL REGULATION COMPLIANCE
------------------------------------------------------------------------------
COSTS
-----

     The Company is subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, and consumer protection laws. The violation of these laws and regulations can result in civil and criminal penalties being levied against the Company or in a cease and desist order against Company operations that are not in compliance. Future acquisitions by the Company may also be subject to regulation, including antitrust reviews. The Company believes that it complies in all material respects with all laws and regulations applicable to its business, but future regulations may be more stringent and require the Company to incur significant additional costs.

     The Company's facilities and operations are also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, the operation and removal of underground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with such disposal. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property.

     Past and present business operations of the Company subject to such laws and regulations include the use, storage handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company is subject to other laws and regulations as a result of the past or present existence of underground storage tanks at many of the Company's properties. The Company, like many of its competitors, has incurred, and will continue to incur, capital and operating expenditures and other costs in complying with such laws and regulations.

     Certain laws and regulations, including those governing air emissions and underground storage tanks, have been amended so as to require compliance with new or more stringent standards as of future dates. The Company cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental conditions may require additional expenditures by the Company, some of which may be material. See "Business -- Governmental Regulations and Environmental Matters."

CONCENTRATION OF VOTING POWER
-----------------------------

     As of March 31, 1998, the directors, executive officers and their affiliates of the Company beneficially owned or controlled approximately 11,757,233 shares of the Company's Class A Common Stock and Class B Common Stock, or an aggregate of approximately 83% of the issued and outstanding shares of Common Stock, on a fully-diluted basis. Acting together, such directors and officers are able to control the election of the Company's directors and the outcome of corporate actions requiring stockholder approval.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No disclosure is required for this Item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Financial Statements and Supplemental Data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of January 1, 1998, the Company's directors and executive officers were as follows:

                                                                                                      DIRECTOR OR
              NAME                     AGE                         POSITION                          OFFICER SINCE
--------------------------            -----       ----------------------------------------        ------------------
Thomas A. Price                        54         Chief Executive Officer,  President and                1996
                                                  Director

Donald V. Strough                      60         Chairman of the Board of Directors                     1995

W. Bruce Bercovich                     47         Secretary and Director                                 1995

Jean-Marc Chapus                       39         Director                                               1997

Steven S. Hallock                      42         Chief Operating Officer                                1997

Debra Smithart                         43         Chief Financial Officer                                1997

Thomas A. Price has been President, Chief Executive Officer and a director of the Company since September, 1996. From March 1976 to June 1997, Mr. Price owned and operated the Price Dealerships, which, when combined with the Company, comprised six automotive dealerships and eleven new car franchises. Mr. Price has worked in the automobile industry since 1963 in various capacities including marketing and field assignments at Ford Motor Company. Mr. Price is currently Chairman of the Lexus National Dealer Advisory Board and he is a charter member of the J.D. Power Superdealer Roundtable. Mr. Price is the Chairman of the Board of Directors of AutoChoice, Inc., a used car retailer.

Donald V. Strough has been a director and Chairman of the Board of Directors of the Company since October, 1995. From 1963 to May 1990, Mr. Strough owned and operated the Val Strough Dealership Group, which, upon its sale in 1990, consisted of 12 separate automotive dealerships and 19 franchises. Mr. Strough is a former President of the Northern California Chevrolet Dealers Association.

W. Bruce Bercovich has served as a director and secretary of the Company since October, 1995. Mr. Bercovich has also served as a partner in the California law firm Kay & Merkle since 1977. Mr. Bercovich has extensive experience in the acquisition and sale of automobile dealerships having been included in the acquisition or sale of over 100 dealerships. His law firm currently provides legal services to many of the largest dealership groups in Northern California.

Jean-Marc Chapus has served as a director of the Company since July 1997. Mr. Chapus has served as a Managing Director for Trust Company of the West and President of TCW/Crescent Mezzanine L.L.C., a private investment fund, since March 1995. From December 1991 to March 1995, Mr. Chapus was a Managing Director of Crescent Capital Corp. Mr. Chapus has extensive experience in the management and placement of public bonds, private debt, and equity securities. Mr. Chapus serves as a director of Home Asset Management Company and is a trustee of Starwood Hotels & Resorts Trust.

Steven S. Hallock. Mr. Hallock has served as Chief Operating Officer of the company since March 1997. Mr. Hallock was for the last 15 years CEO of the HG Dealership Group which consisted of 5 dealerships in the Concord, California area.

Debra Smithart. Ms. Smithart joined the Company as its Chief Financial Officer in October 1997. From June 1985 to October 1997, Ms. Smithart served as Executive Vice President and Chief Financial Officer of Brinker International, a major restaurant operator and franchisor with over 800 locations and annual sales of approximately $1.8 billion. Ms. Smithart earned a Bachelor of Science degree in Accounting from the University of Texas and a Masters degree in Business Administration from Southern Methodist University. Ms. Smithart is a licensed Certified Public Accountant in the State of Texas.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information concerning the compensation of the Chief Executive Officer of the Company and its other executive officers of the Company as of December 31, 1997, for services in all capacities to the Company, during the fiscal year ended December 31,1997:

                           SUMMARY COMPENSATION TABLE



                                                                                                         LONG TERM
                                                         ANNUAL COMPENSATION                            COMPENSATION
                                             -----------------------------------------------------    ----------------
                                                                                                           AWARDS
                                                                                                      ----------------
                                                                                                         SECURITIES
 NAME AND PRINCIPAL                                                               OTHER ANNUAL           UNDERLYING
     POSITION                YEAR(1)         SALARY ($)         BONUS($)        COMPENSATION($)(2)       OPTIONS (#)
---------------------       ---------      ------------        ---------       -------------------    ----------------
Thomas A. Price,              1997            470,500(5)              --                 $9,885                   --
 President and
 Chief Executive
 Officer
Donald V. Strough,            1997            108,000                 --                     --                   --
 Chairman of the
 Board
Steven S. Hallock,            1997            333,000            620,000(3)               5,000              280,000
 Chief Operating
 Officer
Debra L. Smithart,            1997             50,000             18,750(4)               1,100              200,000
 Chief Financial
 Officer

-------------------
(1) In the fiscal years ended December 31, 1996 and 1995, the Company did not have material operations and no compensation was paid to Messrs. Price and Strough. Amounts paid to Mr. Price by the Price Dealerships prior to the Combination are not presented as they would not provide comparable or meaningful information. Mr. Hallock joined the Company in March 1997 and Ms. Smithart joined the Company in October 1997.

(2)  Consists of car allowances.

(3) Includes a one time sign-on bonus of $500,000 and accrued guaranteed bonus payments unpaid as of December 31, 1997.

(4) Consists of $18,750 of accrued guaranteed bonus payments unpaid as of December 31, 1997.

(5)  Includes $230,500 paid to Mr. Price prior to the Combination.

     The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during 1997 to the executive officers named in the Summary Compensation Table:

                             OPTION GRANTS IN 1997*

                                                                                                              POTENTIAL REALIZABLE
                                                   % OF TOTAL                                                   VALUE AT ASSUMED
                                                OPTIONS GRANTED        EXERCISE                               ANNUAL RATES OF STOCK
                          OPTIONS GRANTED       TO EMPLOYEES IN         PRICE             EXPIRATION          PRICE APPRECIATION FOR
        NAME               (SHARES)/(2)/        FISCAL YEAR/(3)/      ($/SH)/(2)/         DATE/(4)/             OPTION TERM/(1)/
-----------------          -------------     --------------------    -------------     ---------------      ------------------------
                                                                                                             5%($)          10%($)
                                                                                                             -----          ------
Steven S. Hallock        280,000/(5)//(6)/            29.7%               0.92           7/10/07              162,000        410,548

Debra L. Smithart           200,000/(5)/              21.2%               4.00          10/27/07              - /(7)/        - /(7)/

-----------------------
(*) No stock appreciation rights were granted to executive officers for the fiscal year ended December 31, 1997.

(1) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent the Company's estimate or projection of the future Common Stock price. This table does not take into account any appreciation in the price of the Common Stock to date.

(2) All options granted in 1997 were granted under the Company's 1997 Stock Option Plan (the "Option Plan"). Under such Option Plan, the Board of Directors retains discretion to modify the terms, including the price, of outstanding options. All options were granted at fair market value or greater as determined by the Board of Directors of the Company on the date of grant. See also "Management -- Termination and Change of Control Arrangements."

(3) The Company granted options to purchase in aggregate of 942,000 shares of Class A Common Stock for the fiscal year ended December 31, 1997.

(4) Options may terminate before their expiration date upon the termination of optionee's status as an employee or upon the optionee's death or disability.

(5)  The options vest ratably over 60 months from the date of grant.

(6) In the event Mr. Hallock resigns for good reason following an acquisition or change of control of the Company, the vesting of all options will be accelerated and shall be exercisable in full.

(7) The exercise price of Ms. Smithart's options exceeded the fair market value of the Class A Common Stock and therefore, at the assumed appreciation rates, there is no potential positive realizable value of the options.

     The following table provides the specified information concerning potential positive realizable value of exercises of options to purchase the the Company's Common Stock in 1997, and unexercised options held as of December 31, 1997, by the executive officers named in the Summary Compensation Table:


                      AGGREGATE OPTION EXERCISES IN 1997
                          AND YEAR-END OPTION VALUES

                                                               NUMBER OF SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                                               UNEXERCISED OPTIONS AT 12/31/97   MONEY OPTIONS AT 12/31/97/(1)//($)/
                               SHARES
                             ACQUIRED ON          VALUE
             NAME             EXERCISE           REALIZED      EXERCISABLE      UNEXERCISABLE      EXERCISABLE/(2)/    UNEXERCISABLE
------------------------    -------------     ------------    -------------    ---------------    ------------------  --------------
Steven S. Hallock                  0                0             46,795            233,205            41,180               205,221

Debra L. Smithart                  0                0              7,123            192,877                --                    --

---------------------------------
(1) Based on a fair market value as determined by the Board of Directors of the Company of $1.80 per share, as of December 31, 1997, minus the exercise price.

(2) Options will become exercisable upon the filing by the Company of a registration statement on Form S-8 with respect to shares of Class A Common Stock which may be issued upon exercise of options granted under the Company's 1997 Stock Option Plan.

EMPLOYMENT CONTRACTS TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     In July 1997, the Company entered into an employment agreement with Thomas Price pursuant to which the Company will employ Mr. Price as its President and Chief Executive Officer through July 1, 2002, which term may be extended upon the mutual agreement of the parties. In accordance with the terms of the agreement, Mr. Price will receive a base annual salary of $480,000 and an annual performance bonus of up to 50% of base salary. The agreement also entitles Mr. Price to a monthly car allowance of $1,200 and all standard benefits provided to senior management of the Company. The salary, bonus and benefits provided under the agreement are guaranteed unless he is terminated for cause, voluntarily terminates his employment, dies or becomes disabled.

     In July 1997, the Company entered into an employment agreement with Donald Strough pursuant to which the Company will employ Mr. Strough as its Chairman of the Board of Directors through July 1, 2002, which term may be extended upon the mutual agreement of the parties. In accordance with the terms of the agreement, Mr. Strough will receive a base annual salary of $250,000 and an annual performance bonus of up to 50% of base salary. The agreement also entitles Mr. Strough to a monthly car allowance of $600 and all standard benefits provided to senior management of the Company. The salary, bonus and benefits provided under the agreement are guaranteed unless he is terminated for cause, voluntarily terminates his employment, dies or becomes disabled.

     In March 1997, the Company entered into an at-will employment agreement with Steven S. Hallock pursuant to which the Company will employ Mr. Hallock as its Chief Operating Officer. In accordance with the terms of the agreement, Mr. Hallock will receive a base annual salary of $400,000 and an annual performance bonus of up to 90% of base salary. The agreement also entitles Mr. Hallock to a monthly car allowance of $500 and all standard benefits provided to senior management of the Company.

     Mr. Hallock was granted options to purchase 280,000 shares of the Company's Class A Common Stock at a price of $.92 per share under the Company's 1997 Stock Option Plan. Such options vest monthly from the date of grant over a 60 month period. In the event that Mr. Hallock terminates his employment agreement for good reason following a change of control of the Company, his options shall become immediately vested. In addition, Mr. Hallock will be entitled to receive fully vested options to acquire up to 200,000 shares of Class A Common Stock upon the acquisition by the Company of certain automobile dealerships. The exercise price of such additional options shall be determined as of the date of grant.

     In the event Mr. Hallock terminates his employment with the Company for good reason following a change of control of the Company, he shall be entitled to receive continued salary payments for a period of one year plus an amount equal to the average of his previous performance bonuses, which amount shall be paid in twelve equal monthly installments.

DIRECTOR COMPENSATION

     Directors do not receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for their expenses in attending Board and committee meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     No executive officer of the Company served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of the Company's Board of Directors. Thomas Price, the Company's President and Chief Executive Officer and a director of the Company, participated in deliberations concerning executive compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 31, 1998, with respect to the beneficial ownership of the Company's capital stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of any class of the outstanding capital stock of the Company, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table and (iv) all executive officers and directors of the Company as a group:


NAME AND ADDRESS OF                              CLASS A COMMON STOCK                              CLASS B COMMON STOCK
BENEFICIAL OWNERS (#)                              SHARES OWNED (1)                                 SHARES OWNED (1)
-------------------------             -----------------------------------------------    -----------------------------------------
DIRECTORS AND EXECUTIVE                                              PERCENTAGE OF
      OFFICERS                          NUMBER OF SHARES                CLASS (2)        NUMBER OF SHARES    PERCENTAGE OF CLASS(2)
-------------------------             --------------------          -----------------    ----------------    ---------------------
W. Bruce Bercovich (3)                    1,055,000                       9.4%

Jean-Marc Chapus (4)                                                                      3,032,000                     100.0%

Steven S. Hallock (5)                       269,962                       2.4%

Thomas A. Price (6)                       5,921,600                      52.9%

Debra Smithart (7)                           23,671                      *

Donald V. Strough (8)                     1,455,000                      13.1%

Executive officers and
directors as a group (six                 8,725,233                      77.4%            3,032,000                       100%
persons) (9)

OTHER 5% STOCKHOLDERS

Bert Wollen (10)                            590,000                       5.3%

Al Babbington (11)                          634,877                       5.7%

Fred Cziska (12)                            713,277                       6.4%

Trust Company of the West (4)                                                             3,032,000                     100.0%
 --------------------------------
#Unless otherwise provided,
the address for each
Beneficial Owner is
c/o Kay & Merkle
100 The Embarcadero
Penthouse Suite
San Francisco, CA
94105-1217.
* Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2) For the Company's Class A Common Stock ("Class A Common") and Class B Common Stock ("Class B Common"), the percentages listed were calculated on the basis of 11,179,029 shares and 3,032,000 shares outstanding, respectively. Shares of Class A Common underlying options exercisable within 60 days of March 31, 1998 are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holders of such options or of shares of Class A Common.

(3) Includes 590,000 shares of Class A Common held by Embarcadero Automotive, L.L.C., 340,000 shares of Class A Common held by BB Investments, and 125,000 shares of Class A Common held by Geary Plaza Irrevocable Trust.
     Mr. Bercovich is a Managing Member of Embarcadero Automotive, LLC, a General Partner of BB Investments, and a trustee of Geary Plaza Irrevocable Trust, and as such may be deemed to be a beneficial owner of such shares. Mr. Bercovich disclaims beneficial ownership of all shares of Geary Plaza Irrevocable Trust. Alexandra Strough, daughter of Donald V. Strough, Chairman of the Company's Board of Directors, is the sole beneficiary of the Geary Plaza Irrevocable Trust.

(4) Number of shares which may be deemed beneficially owned includes shares held by various funds, trusts and investment partnerships related to or managed by Trust Company of the West, of which Mr. Chapus is a Managing Director. The address of Trust Company of the West is 11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA 94025.

(5) Mr. Hallock is the Company's Chief Operating Officer. Includes 69,962 shares purchasable pursuant to outstanding options exercisable on or before May 30, 1998.

(6) Includes 5,921,600 shares of Class A Common held by the Price Trust u/t/d 10/5/88. Mr. Price is a trustee of this trust and as such may be deemed to be a beneficial owner of such shares.

(7) Ms. Smithart is the Company's Chief Financial Officer. Includes 23,671 shares purchasable pursuant to outstanding options exercisable on or before May 30, 1998.

(8) Mr. Strough is the Chairman of the Company's Board of Directors. Includes 1,455,000 shares owned by the Strough Revocable Trust of 1983, as amended. Mr. Strough and his wife are co-trustees of this trust.

(9) See footnotes (3) through (8). Includes 93,633 shares purchasable pursuant to outstanding options exercisable on or before May 30, 1998.

(10) Includes 590,000 shares of Class A Common held by Raintree Capital. Mr. Wollen is a member of Raintree Capital, L.L.C., and as such may be deemed to be a beneficial owner of such shares.

(11) Mr. Babbington is the Vice President of Marketing and Strategic Planning for the Company. Includes 8,877 shares purchasable pursuant to outstanding options exercisable on or before May 30, 1998.

(12) Mr. Cziska is the Vice President of Parts, Service and Purchasing for the Company. Includes 8,877 shares purchasable pursuant to outstanding options exercisable on or before May 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Thomas A. Price, the President, Chief Executive Officer and a director of the Company, transferred to the Company his holdings in the Price Dealerships on July 11, 1997. Mr. Price received 3,991,600 shares of the Company's Class A Common Stock and $4,424,023 in cash in connection with this transaction.

     T. Al Babbington, Vice President of Marketing and Strategic Planning for the Company, sold his interest in the Price Dealerships to the Company on July 11, 1997. Mr. Babbington received 626,000 shares of the Company's Class A Common Stock and $165,000 in cash in connection with this transaction.

     Fred Cziska, Vice President of Parts, Service and Purchasing for the Company, sold his interest in the Price Dealerships to the Company on July 11, 1997. Mr. Cziska received 704,400 shares of the Company's Class A Common Stock and $674,823 in cash in connection with this transaction.

     Donald V. Strough, Chairman of the Company's Board of Directors, sold his interest in a Honda dealership located in Concord, California to the Company on July 11, 1997. Mr. Strough received 1,330,000 shares of the Company's Class A Common Stock. In connection with this transaction, the Company recorded a receivable in the amount of $470,000, which was subsequently repaid.

     Steven A. Hallock, Cheif Operating Officer for the Company, sold his interest in a Nissan dealership located in Concord, California to the Company on July 11, 1997. Mr. Hallock received $2.9 million in cash in connection with this transaction.

     On April 23, 1997, the Company sold 457,000 shares of its Class A Common Stock to the Price Trust u/t/d 10/5/88 to Thomas A. Price for $457, or a price of $0.001 per share. Mr. Price is a trustee of this trust.

     On March 31, 1997, the Company sold 200,000 shares of its Class A Common Stock to Steven Hallock, the Company's Chief Operating Officer, for $200, or a price of $0.001 per share.

     The Tom Price Dealership Group, a company firm affiliated with Thomas A. Price was compensated for these services provided to the Company prior to the Combination. The Company paid approximately $800,000 for these services performed during fiscal 1997. Mr. Price is the President of the Tom Price Dealership Group.

     During 1997, Rosewood Village Associates, a partnership in which Donald V. Strough serves as general partner and holds an 85% equity interest, acquired from a third party, certain real property which was being leased to the Company. In addition, Rosewood Village Associates acquired approximately $0.8 million of certain leasehold improvements from the Company. Rosewood Village Associates leases this property, the leasehold improvements, and one other property to the Company. Annual obligations on these leases total approximately $900,000.

     W. Bruce Bercovich, Secretary and a director of the Company, is a partner in the San Francisco, California law firm of Kay & Merkle. Kay & Merkle received from the Company, as compensation for legal services performed during fiscal 1997, approximately $360,000.

     The Company leases two facilities under agreements from The Price Trust u/t/d 10/5/88. Annual obligations on these leases total approximately $1,680,000. Mr. Price and his spouse are the sole beneficiaries of this trust.

     The Company leases one facility from Bay Automotive Properties LLC ("Bay Automotive"). Annual obligations on this lease total approximately $576,000. Thomas A. Price and Donald V. Strough are both members of Bay Automotive, with interests therein of 50% and 50%, respectively.

     The Price Trust owns the real property at 601 Brannan Street, San Francisco, California, the site of the Company's executive offices and planned service and repair center in downtown San Francisco. The Company has made or intends to make leasehold improvements with an approximate value of $1,000,000 to this property. It is anticipated that these leasehold improvements will be sold to Mr. Price at the cost to the Company, then leased back to the Company with a ground lease. Mr. Price and his spouse are the sole beneficiaries of the Price Trust.

                                          PART IV

 ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Form:

      1.   Financial Statements:                                  Page Number
                                                                  -----------
           Report of Independent Public Accountants                       F-1

           Consolidated Balance Sheets -
           As of December 31, 1997 and 1996                               F-2

           Consolidated Statements of Operations -
           For the Three Years Ended December 31, 1997                    F-3

           Consolidated Statements of Stockholders' Equity
           For the Three Years Ended December 31, 1997                    F-4

           Consolidated Statements of Cash Flows -
           For the Three Years Ended December 31, 1997                    F-5

           Notes to Consolidated Financial Statements                     F-6

      2.   Financial Statement Schedules

           All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3.   Exhibits:

EXHIBIT
-------
NUMBER  DESCRIPTION OF DOCUMENT
------  -----------------------

2.1.1 Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, California Carriage, Ltd., dba Concord Honda and Donald V. Strough, Trustee of the Strough 1983 Revocable Trust.

2.1.2 Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, Price Auto Holding, Inc., dba Melody Toyota, Price Trust utd 10/5/84, Fred Cziska and FAA San Bruno, Inc.

2.1.3 Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, Serramonte Motorcars, Inc., dba Lexus of Serramonte, Price Trust utd 10/5/84, Fred Cziska, John Driebe and FAA Serramonte L, Inc.

2.1.4 Agreement and Plan of Reorganization dated July 1, 1997 between the Company, Cziska Price, Inc., dba Stevens Creek Nissan, the shareholders of Cziska Price, Inc. and FAA Stevens Creek, Inc.

2.1.5 Agreement and Plan of Reorganization dated July 1, 1997 between the Company, Transcar Leasing, Inc., dba Serramonte Auto Plaza, the shareholders of Transcar Leasing, Inc. and FAA Serramonte GM, Inc.

2.1.6 Asset Purchase Agreement dated March 14, 1997 by and among FAA Concord N, Inc., Concord Nissan, Inc. and Steven Hallock.

2.1.7 Stock Purchase Agreement dated July 1, 1997, by and between the Company, The Price Trust u/t/d 10/5/84 and Smart Nissan, Inc.

2.1.8 Asset Purchase Agreement dated March 19, 1997 by and between the Company and Asian Pacific Industries, Inc.

2.1.9 Asset Purchase Agreement dated January 23, 1997 by and among the Company, Auto Center of Poway, Inc., Thomas Nokes and H. Matthew Travis.

2.1.10 Asset Purchase Agreement dated January 23, 1997 by and among the Company, Auto Center of North County, Inc., Thomas Nokes and H. Matthew Travis.

3.1 Amended and Restated Certificate of Incorporation, as amended, filed July 8, 1997.

3.2     By-Laws.

4.1 Stockholders' Agreement dated July 11, 1997 by and among the Company and its stockholders, Thomas Price, Donald Strough, Steven Hallock, Fred Cziska, Al Babbington, John Driebe, Embarcadero Automotive, LLC, Raintree Capital LLC, BB Investments and certain affiliates of Trust Company of the West.

4.1.1 Securities Purchase Agreement dated as of July 11, 1997 by and among the Company, certain of its wholly-owned subsidiaries and Trust Company of the West and certain of its affiliates, as Purchasers.

4.1.2 Amendment No. 1 to Securities Purchase Agreement dated as of January 9, 1998 by and among each of FAA Capitol N, Inc., FAA Auto Factory, Inc. and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

10.1 Loan and Security Agreement by and between General Electric Capital Corporation, and 13 subsidiaries of the Company dated as of July 2, 1997.

10.1.1 Intercreditor and Subordination Agreement dated as of July 8, 1997 by and among TCW/Crescent Mezzanine Partners, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Investment Partners, L.P., and General Electric Capital Corporation.

10.2 Agreement between American Honda Motor Co., Inc. and the Company dated as of May 1, 1997 by and among the Company, Donald V. Strough, Thomas
        A. Price, Steven S. Hallock, Fred Cziska, Al Babbington, John Driebe, Raintree Capital, LLC, BB Investments, Brown Gibbons & Lang, L.P. and American Honda Motor Co., Inc.

10.3 Nissan Dealer Agreement Sales and Service Agreement Standard Provisions, dated as of July 16, 1997 by and between Nissan Division, Nissan
        Motor Corporation in U.S.A. and the Company.

10.3.1 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Serramonte, Inc.

10.3.2 Nissan Contiguous Market Ownership Holding Company Agreement dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., the Company, FAA Concord N, Inc., and FAA Dublin N, Inc.

10.3.3 Nissan Dealer Term Sales and Service Agreement dated as of July 16, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Dublin N,
        Inc.

10.3.4 Nissan Contiguous Market Ownership Addendum dated July 16, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Dublin N, Inc. and the Company.

10.3.5 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Dublin N, Inc.).

10.3.6 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and Smart Nissan, Inc.

10.3.7 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, Smart Nissan, Inc. and the Company.

10.3.8 Nissan Contiguous Market Holding Company Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (Smart Nissan, Inc.; FAA Serramonte, Inc.).

10.3.9 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (Smart Nissan, Inc.).

10.3.11 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Serramonte, Inc., and the Company.

10.3.12 Nissan Contiguous Market Ownership Holding Company Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Serramonte, Inc.).

10.3.13 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Stevens Creek, Inc.

10.3.14 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Stevens Creek, Inc. and the Company.

10.3.15 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Stevens Creek, Inc.).

10.3.16 Nissan Dealer Term Sales and Service Agreement dated as of September 25, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Capitol N, Inc.

10.3.17 Nissan Contiguous Market Ownership Addendum dated September 25, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Capitol N, Inc. and the Company.

10.3.18 Nissan Contiguous Market Ownership Holding Company Agreement dated September 25, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Capitol N, Inc.).

10.3.19 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Concord N, Inc. and the Company.

10.3.20 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Concord N, Inc.

10.3.22 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Concord N, Inc.)

10.4 Toyota Dealer Agreement dated as of April 24, 1997 by and between Toyota Motor Sales, U.S.A., Inc. and FAA Poway T, Inc.

10.4.1 Agreement dated as of May 2, 1997 between the Company and Toyota Motor Sales, U.S.A., Inc.

10.4.2 Toyota Dealer Agreement dated as of June 30, 1997 by and between the Company and Toyota Motor Sales, USA., Inc.

10.4.3 Lexus Dealer Agreement dated as of June 30, 1997 between Lexus and FAA Serramonte L, Inc.

10.5 Dealer Sales and Service Agreement dated as of June 13, 1997 by and between Mitsubishi Motor Sales of America, Inc. and FAA Serramonte, Inc.

10.6 Isuzu Dealer Sales and Service Agreement effective May 1, 1997 by and between American Isuzu Motors, Inc. and FAA Serramonte, Inc.

10.6.1 Supplemental Agreement to Dealer Sales and Service Agreement dated as of May 1, 1997 by and among FAA Serramonte, Inc. dba Serramonte Auto
        Plaza, the Company and American Isuzu Motors, Inc.

10.7 Master Agreement dated as of July 1, 1997 between FAA Serramonte, Inc. d/b/a Dodge of Serramonte; FAA Poway D, Inc. d/b/a Poway Dodge; FAA Dublin VWD, Inc., d/b/a Dublin Dodge; the Company; Thomas A. Price and Chrysler Corporation.

10.7.1 Chrysler Corporation Dodge Sales and Services Agreement dated as of May 9, 1997 by and between FAA Poway D, Inc., dba Poway Dodge and Chrysler Corporation.

10.7.2 Chrysler Corporation Dodge Sales and Services Agreement dated as of July 7, 1997 by and between FAA Serramonte Inc. D, Inc., dba Dodge of Serramonte Dodge and Chrysler Corporation.

10.7.3 Chrysler Corporation Dodge Sales and Services Agreement dated as of July 18, 1997 between FAA Dublin VWD, Inc., dba Dublin Dodge and Chrysler Corporation.

10.8 Pontiac-GMC Division Pontiac Dealer Sales and Service Agreement dated as of June 30, 1997 between General Motors Corporation, Pontiac and Transcar Leasing, Inc., dba Serramonte Pontiac-Buick-GMC.

10.9 Lease Agreement dated as of September 18, 1997 by and among Bay Automotive Properties, LLC, the Company and FAA Capitol N, Inc.

10.9.1 Lease Agreement dated as of July 1, 1997 by and among the Price Trust u/t/d 10/5/84, the Company and FAA Serramonte L, Inc.

10.9.2 Lease Agreement dated as of April 15, 1998 by and among Price Trust u/t/d 10/5/84, the Company and FAA Serramonte H, Inc.

10.9.3 Lease Agreement dated as of July 1, 1997 among Price Trust u/t/d 10/5/84, the Company and FAA Serramonte L, Inc.

10.9.4 Lease Agreement dated as of July 1, 1997 among Rosewood Village Associates, the Company and California Carriage Limited.

10.9.5 Lease dated as of July 1, 1997 among Rosewood Village Associates, the Company and FAA Stevens Creek, Inc.

10.10 Executive Employment Agreement dated as of July 1, 1997 by and between the Company and Donald V. Strough.

10.10.1 Executive Employment Agreement dated as of July 1, 1997 by and between the Company and Thomas A. Price.

10.10.2 Employment Agreement dated as of March 1, 1997 by and between the Company and Steven S. Hallock.

10.10.3 Noncompetition Agreement dated as of July 8, 1997 by and among Thomas
        A. Price, Donald Strough and the Company.

10.11   FirstAmerica Automotive, Inc. 1997 Stock Option Plan, as amended.

21.1    Subsidiaries of the Company.

24.1    Powers of Attorney.

27.1    Financial Data Schedule.



     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 11, 1998                                                FIRSTAMERICA AUTOMOTIVE, INC.

                                                                    By: /s/ Thomas A. Price
                                                                        -------------------------------
                                                                    President and Chief Executive officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 11, 1998.


Signature                                                 Title
---------                                                 -----

/s/ Thomas A. Price                                       President, Chief Executive Officer and
-------------------                                       Director (Principal Executive Officer)
Thomas A. Price

/s/ Debra Smithart                                        Chief Financial Officer
------------------                                        (Principal Financial and Accounting Officer)
Debra Smithart

/s/ Donald V. Strough*                                    Chairman of the Board of Directors
----------------------
Donald V. Strough

/s/ W. Bruce Bercovich*                                   Director
-----------------------
W. Bruce Bercovich

/s/ Jean Marc Chapus*                                     Director
---------------------
Jean-Marc Chapus

  *By:  /s/ Debra Smithart
       -------------------
       Debra-Smithart
       (Attorney-in-fact)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(a) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The Registrant has not provided an annual report to stockholders covering its Fiscal year ended December 31, 1997 nor has it sent a proxy statement to its stockholders with respect to any annual or special meeting of stockholders.

                          FIRSTAMERICA AUTOMOTIVE, INC.

                        Consolidated Financial Statements

                           December 31, 1997 and 1996

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FirstAmerica Automotive, Inc.:

We have audited the accompanying consolidated balance sheets of FirstAmerica Automotive, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the Index at
Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstAmerica Automotive, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





/s/ KPMG Peat Marwick, LLP
San Francisco, California
April 27, 1998

                          FIRSTAMERICA AUTOMOTIVE, INC.

                           Consolidated Balance Sheets

                               As of December 31,

                                 (In thousands)


                        Assets                                                                              1997            1996
                        ------                                                                           --------        --------
Cash and cash equivalents ..........................................................................     $  2,924        $    668
Contracts in transit ...............................................................................        9,454           4,908
Accounts receivable, net of allowance for doubtful accounts of $320 in 1997 and
     $182 in 1996 ..................................................................................       10,328           3,955
Inventories:
     New vehicles ..................................................................................       58,344          28,342
     Used vehicles .................................................................................       14,027           7,698
     Parts and accessories .........................................................................        5,223           2,692
                                                                                                         --------        --------
                    Total inventories ..............................................................       77,594          38,732

Prepaid costs-extended warranty service contracts ..................................................          848             855
Deferred income taxes ..............................................................................          618            --
Deposits, prepaid expenses and other ...............................................................        2,779           1,563
                                                                                                         --------        --------
                    Total current assets ...........................................................      104,545          50,681

Property and equipment, net of accumulated depreciation of $2,133 in 1997 and
     $1,804 in 1996 ................................................................................        7,081           2,990

Other assets:
     Prepaid costs-extended warranty service contracts .............................................        1,287           1,394
     Loan origination and other costs, net of amortization of $195 in 1997 and $0 in 1996 ..........        3,407              --
     Other noncurrent assets .......................................................................        1,342             385
     Goodwill, net of accumulated amortization of $125 in 1997 and $23 in 1996 .....................        6,340             677
                                                                                                         --------        --------
                    Total assets ...................................................................     $124,002        $ 56,127
                                                                                                         ========        ========


                                                                   (continued)
See accompanying notes to consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.

                               As of December 31,

                        (In thousands, except share data)

                   Liabilities and Stockholders' Equity                                            1997          1996
                   ------------------------------------                                         --------      --------
Current liabilities:
     Accounts payable ....................................................................       $ 6,137      $  2,301
     Accrued liabilities .................................................................         8,804         3,881
     Flooring notes payable ..............................................................        66,539        38,321
     Secured lines of credit .............................................................         4,000          --
     Other notes payable .................................................................         1,218           840
     Deferred revenue-extended warranty service contracts ................................         2,034         2,098
                                                                                                --------      --------
                    Total current liabilities ............................................        88,732        47,441
Long-term liabilities:
     Senior notes, net of discount of $2,062 in 1997 and
        $0 in 1996 .......................................................................        21,938          --
     Deferred income taxes ...............................................................           269          --
     Deferred revenue-extended warranty service contracts ................................         3,061         3,484
     Other ...............................................................................          --             322
                                                                                                --------      --------
                    Total liabilities ....................................................       114,000        51,247
                                                                                                --------      --------
Commitments and contingencies (Note 12)
8% cumulative redeemable preferred stock, $.00001 par value; 3,500 shares issued and outstanding in 1997 and 0 in 1996 (net of discount of $526, liquidation
     preference of $3,500) ...............................................................         2,974          --
Redeemable preferred stock, $.00001 par value; 500 shares issued and outstanding
     in 1997 and 0 in 1996 (net of discount of $75, liquidation preference of $540) ......           465          --

Stockholders' equity:
     Common stock, $0.00001 par value:
        Class A, 30,000,000 shares authorized, 11,201,152 shares issued and
         outstanding in 1997 and 0 in 1996 ...............................................          --            --
        Class B, 5,000,000 shares authorized, 3,032,000 shares issued and
         outstanding in 1997 and 0 in 1996 ...............................................          --            --
        Class C, 30,000,000 shares authorized, 0 issued and outstanding ..................          --            --
     Price Dealerships' equity (Note 1) ..................................................          --           4,880
     Additional paid-in capital ..........................................................         6,544          --
     Retained earnings ...................................................................            19          --
                                                                                                --------      --------
                            Total stockholders' equity ...................................         6,563         4,880
                                                                                                --------      --------
                                                                                                $124,002      $ 56,127
                                                                                                ========      ========

See accompanying notes to consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.

                      Consolidated Statements of Operations

                            Years ended December 31,

                      (In thousands, except per share data)

                                                                                      1997         1996         1995
                                                                                   ---------    ---------    ---------
Sales:
     Vehicle ...................................................................   $ 401,896    $ 281,891    $ 208,055
     Service, parts and other ..................................................      72,152       50,631       40,130
                                                                                   ---------    ---------    ---------
                  Total sales ..................................................     474,048      332,522      248,185

Cost of sales:
     Vehicle ...................................................................     374,878      264,212      194,155
     Service, parts and other ..................................................      32,196       25,450       19,115
                                                                                   ---------    ---------    ---------
                  Total cost of sales ..........................................     407,074      289,662      213,270
                                                                                   ---------    ---------    ---------
                  Gross profit .................................................      66,974       42,860       34,915

Operating expenses:
     Selling, general and administrative .......................................      59,634       38,941       30,440
     Combination and related expenses ..........................................       2,268         --           --
                                                                                   ---------    ---------    ---------
                  Operating income .............................................       5,072        3,919        4,475

Other income (expense):
     Interest expense, floor plan ..............................................      (3,669)      (2,922)      (3,125)
     Interest expense, other ...................................................      (1,671)        --           --
     Other income, net .........................................................         778          744           67
                                                                                   ---------    ---------    ---------
                  Income before income taxes ...................................         510        1,741        1,417

Income tax expense .............................................................         446           48           26
                                                                                   ---------    ---------    ---------
                  Net income ...................................................   $      64    $   1,693    $   1,391
                                                                                   =========    =========    =========
Pro forma net income (unaudited):
     Income before income taxes, as reported ...................................                $   1,741    $   1,417
     Pro forma income tax expense ..............................................                      714          581
                                                                                                ---------    ---------

Pro forma net income ...........................................................                $   1,027    $     836
                                                                                                =========    =========

                                                                                                 Pro forma (unaudited)
                                                                                                 ---------------------
Net income (loss) per share:
     Basic and diluted (Note 1) ................................................   $   (0.01)   $    0.19    $    0.15

     Weighted average outstanding shares .......................................      10,915        5,526        5,526


See accompanying notes to consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                 (In thousands)


                                                         FirstAmerica Automotive, Inc. common stock
                                                         ------------------------------------------
                                             Price             Class A                Class B
                                          Dealerships'   ------------------------------------------   Paid-in    Retained   Total
                                             equity      Shares     Amount      Shares     Amount     capital    earnings   equity
                                          ------------   --------  --------     --------  --------   ---------   --------  -------
Balance, January 1, 1995 ...............    $ 4,384        --       $  --         --       $   --     $  --       $  --     $ 4,384
Stock issuance .........................      2,480        --          --         --           --        --          --       2,480
Net income .............................      1,391        --          --         --           --        --          --       1,391
Distributions to stockholders ..........     (1,611)       --          --         --           --        --          --      (1,611)
                                           --------      --------  --------     --------  --------   --------    --------  --------
Balance, December 31, 1995 .............      6,644        --          --         --           --        --          --       6,644

Stock issuance .........................        250        --          --         --           --        --          --         250
Distributions to stockholders ..........     (3,707)       --          --         --           --        --          --      (3,707)

Net income .............................      1,693        --          --         --           --        --          --       1,693
                                           --------      --------  --------     --------  --------   --------    --------  --------
Balance, December 31, 1996 .............      4,880        --          --         --           --        --          --       4,880

Distributions to stockholders ..........     (4,000)       --          --         --           --        --          --      (4,000)

Exchange of stock related to Combination       (880)      7,841        --         --           --         880        --        --
Stock issuance for acquisitions ........       --         1,620        --         --           --       1,490        --       1,490
Stock issuance  relating to financing ..       --          --          --        3,032         --       2,789        --       2,789
Other stock issuance, net ..............       --         1,740        --         --           --       1,554        --       1,554
Preferred dividend and liquidation
     preference ........................       --          --          --         --           --        (169)       --        (169)

Amortization of discount ...............       --          --          --         --           --        --           (45)      (45)

Net income .............................       --          --          --         --           --        --            64        64
                                           ========      ========  ========     ========  ========   ========    ========  ========
Balance, December 31, 1997 .............   $    --         11,201  $    --         3,032  $    --    $  6,544    $     19  $  6,563
                                           ========      ========  ========     ========  ========   ========    ========  ========


See accompanying notes to consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.

                      Consolidated Statements of Cash Flows

                            Years ended December 31,

                      (In thousands, except per share data)

                                                                                      1997              1996              1995
                                                                                   --------          --------          --------
Cash flows from operating activities:
     Net income ..............................................................     $     64          $  1,693          $  1,391
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Depreciation and amortization .....................................          873               611               381
           Deferred income taxes .............................................         (349)             --                --
           Non-cash stock compensation .......................................          701              --                --
           Amortization of deferred warranty revenue .........................         (373)            1,048             2,219
           Changes in operating assets and liabilities:
               Receivables and contracts in transit ..........................       (8,007)              550              (754)
               Inventories ...................................................      (16,782)             (733)           (6,677)
               Other assets ..................................................       (1,120)              (26)             (534)
               Due from affiliates ...........................................         --                 168              --
               Flooring notes payable ........................................        7,709             1,011             7,597
               Accounts payable ..............................................        2,843                62            (3,407)
               Accrued liabilities ...........................................        6,855                15             1,788
                                                                                   --------          --------          --------
                     Net cash provided by (used in)
                       operating activities ..................................       (7,586)            4,399             2,004
                                                                                   --------          --------          --------

Cash flows from investing activities:
     Capital expenditures ....................................................       (1,090)             (805)
                                                                                                                           (325)
     Acquisitions, net of cash acquired ......................................      (11,726)             --              (1,720)
                                                                                   --------          --------          --------
                     Net cash used in investing activities ...................      (12,816)             (805)           (2,045)
                                                                                   --------          --------          --------
Cash flows from financing activities:
     Borrowings on secured lines of credit ...................................        4,000              --                --
     Proceeds from issuance of Senior Notes ..................................       21,851              --                --
     Repayments on notes payable .............................................       (1,632)              (35)             (313)
     Loan origination costs ..................................................       (3,602)             --                --
     Proceeds from issuance of common stock ..................................        2,789               250             2,480
     Proceeds from issuance of preferred stock ...............................        3,360              --                --
     Distributions to shareholders ...........................................       (4,000)           (3,707)           (1,611)
     Preference dividend paid ................................................         (108)             --                --
                                                                                   --------          --------          --------
                     Net cash provided by (used in)
                       financing activities ..................................       22,658            (3,492)              556
                                                                                   --------          --------          --------
                     Net increase in cash and equivalents ....................        2,256               102               515

Cash at beginning of period ..................................................     $    668          $    566          $     51
                                                                                   --------          --------          --------
Cash at end of period ........................................................     $  2,924          $    668          $    566
                                                                                   ========          ========          ========

Cash paid during the period for:
     Interest ................................................................     $  5,311          $  2,941          $  3,103
     Income taxes ............................................................     $    885          $     16          $     26
Non-cash activity was as follows:
     Common stock issued at the time of acquisition ..........................     $  1,490          $   --            $   --
     Common stock issued as compensation .....................................     $    701          $   --            $   --

See accompanying notes to consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.

                  Notes to Consolidated Financial Statements


                           December 31, 1997 and 1996


(1)      Summary of Significant Accounting Policies

        (a)     Organization and Combination

        Effective July 11, 1997, FirstAmerica Automotive, Inc., a public company with no significant assets or operations, combined (the "Combination") with a group of automobile dealership entities under common ownership and control (the "Price Dealerships"). The stockholders of the Price Dealerships received 5,526,000 shares of FirstAmerica Automotive, Inc.'s common stock, which represented a majority of the total outstanding shares of capital stock of FirstAmerica Automotive, Inc. immediately following the Combination. The Combination was accounted for as the acquisition of FirstAmerica Automotive, Inc. by the Price Dealerships, and, accordingly, the financial statements for periods before the Combination represent financial statements of the Price Dealerships. FirstAmerica Automotive, Inc. and the Price Dealerships are collectively referred to as "FirstAmerica" or the "Company".

        (b)     Business

        The Company's plan is to acquire and operate numerous automotive dealerships in the highly fragmented automotive retailing industry. The Company operates 14 dealerships in California, of which, 11 are in Northern California. The Company sells new vehicles, used vehicles, light trucks, replacement parts, provides vehicle maintenance and repair services, and arranges related financing and warranty products for its automotive customers. The Company offers, collectively, eleven makes of domestic and foreign vehicles including Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota, and Volkswagen.

        (c)     Principles of Consolidation

        The consolidated financial statements include the accounts of FirstAmerica and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        (d)     Cash and Cash Equivalents

        For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances consist of demand deposits.

        (e)     Inventories

        Inventories are stated at the lower of cost or market. Vehicle cost is determined by using the specific identification method. Parts and accessories cost is determined by using the first-in, first-out method
        (FIFO).

                          FIRSTAMERICA AUTOMOTIVE, INC.

(1)     Summary of Significant Accounting Policies (continued)

        (f)     Property and Equipment

        Property and equipment, including improvements that significantly extend useful lives, are stated at cost and are depreciated over the estimated useful lives of the assets. Leasehold improvements are amortized using a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

        The range of estimated useful lives are as follows:

              Leasehold improvements                       5 to 20 years
              Equipment                                    5 to 10 years
              Furniture, signs and fixtures                5 to 10 years
              Company vehicles                                   5 years

        The cost of maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the account, and any gain or loss is credited or charged to income.

        (g)     Income Taxes

        Prior to January 1, 1997, the Company was an S Corporation for federal and state income tax reporting purposes. Federal and state income taxes on the income of an S Corporation are payable by the individual stockholders rather than the corporation. The Company terminated its S Corporation status effective January 1, 1997.

        Income taxes for 1997 are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (h)     Financial Instruments

        The carrying amount of current assets and current liabilities approximates fair value because of the short-term nature of these instruments. The fair value of long-term debt was undeterminable.

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(1)     Summary of Significant Accounting Policies (continued)

        (i)     Goodwill

        Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 40 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. The amount of goodwill impairment, if any, is measured based on the fair value of the asset.

        (j)     Concentrations of Credit Risk

        Concentrations of credit risk with respect to trade receivables are limited due to the Company's large customer base.

        (k)     Use of Estimates

        These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        (l)     Revenue Recognition

        Vehicle sales revenue is recognized upon delivery, when the sales contract is signed and down payment has been received. Notes received from buyers are generally sold to finance companies. Finance fees are received for notes sold to finance companies and are recognized, net of anticipated chargebacks, upon acceptance of the credit by the finance companies. These fees are included in service, parts, and other revenues in the consolidated statements of operations. Parts and service revenues are recognized at the time of sale or service.

        The Company recognizes fees from the sale of third party extended warranty service contracts at the time of sale. For extended warranty service contracts where the Company is the primary obligor of the contract, the costs directly related to sales of the contracts are deferred and charged to expense proportionately as the revenues are recognized. Warranty service contract revenues are included in service, parts, and other revenues in the consolidated statements of operations.

        (m)     Advertising

        Advertising costs are expensed in the period in which advertising occurs and is included in selling, general and administrative expenses in the consolidated statements of operations.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(1)     Summary of Significant Accounting Policies (continued)

        (n)     Major Suppliers and Dealer Agreements

        The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by the manufacturers. A manufacturer's inability or unwillingness to supply the dealerships with an adequate supply of popular models could affect the Company's overall sales.

        The Company enters into dealer sales and service agreements (Dealer Agreements) with each manufacturer. The Dealer Agreement generally limits the location of the dealership and grants the manufacturer approval rights over changes in dealership management and ownership. A manufacturer is also entitled to cancel the Dealer Agreement if the dealership is in material breach of its terms.

        The Company's ability to acquire additional dealerships depends, in part, on obtaining manufacturers' approval.

        (o)     Computation of Per Share Amounts

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128) which is effective for fiscal years ending after December 15, 1997. The Company has adopted SFAS No. 128 in the accompanying financial statements.

        For purposes of calculating basic earnings per share for 1997, net income of $64,000 is reduced by cumulative redeemable preference dividends of $128,000, redeemable preferred stock liquidation preference accretion of $40,000, and preferred stock discount amortization of $45,000. This net loss available to common stockholders of $149,000 is then divided by the weighted average shares outstanding. Diluted earnings per share does not include dilutive securities, such as options and warrants, as their inclusion would be anti-dilutive for 1997.

         (p)    Pro Forma 1996 and 1995 Net Income and Per Share Amounts

        Pro forma 1996 and 1995 net income reflects income tax expense as if the Company had terminated its S Corporation status on January 1, 1995, and had normal statutory tax rates for 1996 and 1995 (see Note 6). In addition, since the capital structure of the Price Dealerships prior to the Combination is not comparable to the capital structure subsequent to the Combination, pro forma net income per share for 1996 and 1995 is presented based on the 5,526,000 shares issued to the Price Dealership stockholders in the Combination.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(1)     Summary of Significant Accounting Policies (continued)

        (q)     New Accounting Standards

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards of reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements. This statement will be effective for the fiscal years ending after December 15, 1998, and the Company does not intend to adopt this statement prior to the effective date.

        In June 1997, the Financial Accounting Standards Board also issued Statement of Financial Accounting Standard No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement provides revised disclosure guidelines for segments of an enterprise based on management's approach to defining operating segments. This statement is effective for fiscal years ending after December 15, 1998. The management of the Company believes that it currently operates in only one industry segment and analyzes operations on a Company-wide basis, therefore the statement is not expected to impact the Company.

        (r)     Reclassifications

        Certain prior year amounts have been reclassified to conform with 1997 presentation.

(2)     Senior Notes

        At the time of the Combination (see Note 1), the Company entered into a Securities Purchase Agreement (the "Agreement") with a financial company to provide an aggregate funding commitment of up to $40 million. In exchange for the $40 million, the Company may issue on a pro-rata basis up to $36 million of 12.375% Senior Notes (Notes), $3.5 million 8% Cumulative Redeemable Preferred Stock (CRPS), and $0.5 million Redeemable Preferred Stock (RPS), and up to 5 million shares of the Company's Class B Common Stock, par value $0.00001 per share.

        At the time of the Combination, the Company had received $28 million from the financial company. In exchange, the Company issued Notes with a principal amount of $24 million at a discount of $2.2 million, 3.5 million shares of CRPS at a discount of $0.6 million, 0.5 million shares of RPS at a discount of $0.1 million and 3 million shares of Class B Common Stock at $0.92 per share. The Notes, CRPS and RPS are due June 30, 2005 (see Note 7).

        For financial reporting purposes, the difference between the issue price and the face value of each security is recorded as a discount and is amortized over the life of each security using the effective interest method. The Notes discount amortization is included in interest expense and the CRPS and RPS discount amortization is recorded as a deduction from retained earnings.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(2)     Senior Notes (continued)

        The Notes are unsecured and subordinated to all debts of the operating subsidiaries, rank pari passu to the Company's other existing and future senior indebtedness, and are senior in right of payment to any future subordinated debt of the Company. The CRPS and RPS shares will be subordinate to all the debt of the Company and its subsidiaries and have priority over the common stock of the Company. The Company can redeem all the Notes or any part thereof, at any time, upon due notice to the holders of the Notes. The redemption price for the period beginning July 1, 1997 to June 30, 1998 is 110% of the principal balance and decreases by 1.25% for each year beginning July 1, thereafter. If the aggregate outstanding principal balance, at any time, is less than $2 million, the Company is required to redeem all outstanding Notes.

        On July 1, 2003 and July 1, 2004, the Company shall redeem the Notes in the aggregate principal amount equal to the lesser of (a) 30% of the aggregate principal amount of Notes issued and (b) the aggregate amount of issued and outstanding Notes on such date, at the applicable redemption price plus all accrued and unpaid interest on the Notes to the redemption date. On June 30, 2005 the Company shall redeem all remaining issued and outstanding Notes, including accrued and unpaid interest.

        If the Company has a public offering of its stock, the Company may within 45 days of consummation of public offering, redeem all the outstanding Notes. In such circumstances, the redemption price for the period beginning July 1, 1997 to June 30, 1998 is 105% of the principal balance and decreases by 0.75% for each year beginning July 1, thereafter.

        The Agreement contains various financial covenants such as minimum interest coverage, and non-financial covenants including limitations on the Company's ability to pay dividends, retire or acquire debt, make capital expenditures, and sell assets.

        The Company incurred $1.5 million in interest expense related to the Notes during 1997, including $88,000 for the non-cash amortization of discount.

(3)     Flooring Notes Payable and Secured Lines of Credit

        At the time of the Combination, the Company entered into a three year $175 million Loan and Security Agreement (the "Loan Agreement") with a financial company, replacing an existing $37 million line of credit to the Company.

        The Loan Agreement permits the Company to borrow up to $115 million in flooring notes payable, restricted by new and certain used vehicle inventory and provides an additional line of credit up to $35 million ("Revolver Advances"), restricted by used vehicle and parts inventory. The Loan Agreement also provides a discretionary line up to $25 million ("Discretionary Advances") which the financial company makes at its absolute discretion upon request of the Company.

        As of December 31, 1997, the Company had flooring notes payable, Revolving Advances, and Discretionary Advances outstanding of $66.5 million, $4.0 million, and $0, respectively.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(3)     Flooring Notes Payable and Secured Lines of Credit (continued)

        Flooring notes payable are due when vehicles are sold, leased, or delivered. Revolver Advances are due whenever the borrowing base as defined in the Loan Agreement is exceeded and are included in secured lines of credit in the accompanying financial statements. The Loan Agreement grants a collateral interest in substantially all of the Company's assets.

        Interest rates on the flooring notes and the Revolver Advances are variable and change based on movements in the prime rate. The interest rates equal the prime rate minus 35 to 75 basis points; 8.15% to 7.75% at December 31, 1997. During 1997, the average monthly borrowing on the flooring notes and Revolver Advances was $44.0 million and $0.3 million, respectively, and the aggregate average interest rate was 7.75%.

        The Loan Agreement contains various financial covenants such as minimum interest coverage, working capital, and maximum debt to equity ratios.

 (4)    Acquisitions

        During 1997, the Company acquired substantially all of the operating assets of eight automobile dealerships. The aggregate consideration paid for the acquired dealerships during 1997 was $11.7 million in cash, 1.6 million shares of Class A Common Stock and warrants to acquire up to 20,000 shares of Class A Common Stock.

        All of the acquisitions were accounted for using the purchase method of accounting and the operating results of these dealerships have been included in the Company's results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition dates. Amounts recorded for these acquisitions were as follows: current assets, net of cash, of $25.9 million, fixed assets of $3.4 million, non-current assets of $0.1 million, flooring notes payable and current liabilities of $21.0 million. Goodwill of $4.8 million was recorded and is being amortized on a straight-line basis over 40 years. Amortization expense for goodwill was approximately $101,000; $18,000 and $5,000 in 1997, 1996 and 1995, respectively.

        The following unaudited pro forma financial data is presented as if the acquisitions had occurred on January 1, 1996, for the year ended:

                                                                                          (Unaudited)
                                                                       (dollars in thousands except per share data)
                                                                                1997                  1996
                                                                                ----                  ----
              Total sales                                                $       604,980       $       571,976
              Operating (loss) income                                               (493)                2,476
              Net income (loss)                                                     (296)                1,486
              Net income (loss) per share:
                  Basic and diluted                                      $         (0.03)      $          0.27

                          FIRSTAMERICA AUTOMOTIVE, INC.

(4)     Acquisitions (continued)

        The pro forma information presented above is for informational purposes only and is not indicative of operating results that would have occurred had the acquisitions been in effect for the entire periods presented, nor are they necessarily indicative of future operating results and do not reflect any synergies that might be achieved from the combined operations.

(5)     Combination and Related Expenses

        The Company incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with the Combination and development of its organization and business plan.

(6)     Income Taxes

        On January 1, 1997, the Company terminated its S Corporation election and elected C Corporation status. This change in tax status resulted in the immediate recognition of $214,000 in net deferred tax assets. In connection with the change in tax status, the Company changed its method of valuing inventories from the last-in first-out ("LIFO") method to the specific identification method. This change resulted in a tax liability of $1.4 million and is payable equally over the next six years ("LIFO recapture"). The current portion of the LIFO liability is included in accrued liabilities and the remainder is included in deferred income taxes in the accompanying financial statements.

        Income tax expense (benefit) consists of the following (in thousands):

                                                                Current          Deferred           Total
                                                            ---------------   ---------------  ---------------
              Year ended December 31, 1997:
                  Federal                                   $           625   $          (306) $           319
                  State                                                 170               (43)             127
                                                            ---------------   ---------------  ---------------
                                                            $           795   $          (349) $           446
                                                            ===============   ===============  ===============

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income from continuing operations as a result of the following (in thousands):

                  Computed tax expense                                                       $             173
                  Increase (reduction) in income taxes resulting from:
                      Change in tax status to C Corporation (including LIFO
                         recapture)                                                                       (214)
                     State income taxes                                                                    127
                     Non-deductible stock compensation                                                     287
                     Other, net                                                                             73
                                                                                             -----------------
                                                                                             $             446
                                                                                             =================

                          FIRSTAMERICA AUTOMOTIVE, INC.

(6)     Income Taxes (continued)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1997, are presented below (in thousands):

              Deferred tax assets:

                     Extended warranty service contracts          $  1,184
                     Other                                             426
                                                                   -------
                             Total deferred tax assets               1,610
                                                                   -------
              Deferred tax liabilities:

                  LIFO recapture                                    (1,160)
                  Other                                               (101)
                                                                   -------
                             Total deferred liabilities             (1,261)
                                                                   -------
                             Total deferred tax asset, net        $    349
                                                                   =======

        Pro Forma Income Taxes

        Prior to January 1, 1997, the Company was a S Corporation. The following unaudited pro forma provision for income taxes reflects the components of income tax expense that would have been reported if the Company had been a C Corporation for the years ended December 31, 1996 and 1995, respectively (in thousands):

                                                     Federal  State   Total

              Year ended December 31, 1996            $ 592   $  122  $  714
                                                      =====   ======  ======
              Year ended December 31, 1995            $ 482   $   99  $  581
                                                      =====   ======  ======

                          FIRSTAMERICA AUTOMOTIVE, INC.

 (7)    Preferred Stock

        The Company has 10,000 shares of authorized Preferred Stock with par value of $0.00001 per share. In connection with the Securities Purchase Agreement (see Note 2), the Company issued 3,500 shares of Cumulative Redeemable Preferred Stock ("CRPS"), due June 30, 2005, with a par value of $0.00001 per share, and 500 shares of Redeemable Preferred Stock ("RPS"), due June 30, 2005, with a par value of $0.00001 per share. As of December 31, 1997, 3,500 CRPS and 500 RPS were issued and outstanding.

        CRPS

        The holders of CRPS are entitled to receive a dividend at an annual rate of 8% of CRPS, payable, equally, on May 31, and November 30 of each year ("Dividend Payment Date"). Any unpaid dividends accrue cumulatively at an annual rate of 14%. The Company is required to redeem the CRPS on June 30, 2005, but may be redeemed, all or in part, at any time prior to that date at the Company's election.

        The liquidation preference for each share of CRPS is $1,000 ("CRPS Liquidation Preference"). The redemption price per share (expressed as a percentage of the CRPS Liquidation Preference) for the period beginning June 30, 1997 to June 29, 1998, is 110% of the CRPS Liquidation Preference and decreases by 1.25% for each year beginning June 30, thereafter. The redemption price per share on June 30, 2005, is equal to the CRPS Liquidation Preference.

        RPS

        The holders of RPS are not entitled to receive any dividends. Each RPS share has an initial liquidation preference of $1,080 ("RPS Liquidation Preference"), which increases by $80 per share each year beginning June 30, 1998. The RPS Liquidation Preference will be $1,720 on June 30, 2005. All the RPS, or any part thereof, may be redeemed for cash at the Company's election. The redemption price per share (expressed as a percentage of the RPS Liquidation Preference) for the period beginning June 30, 1997 to June 29, 1998 is 110% of the RPS Liquidation Preference and decreases by 1.25% for each year beginning June 30, thereafter. The redemption price per share on June 30, 2005, is equal to the RPS Liquidation Preference.

        The Preferred Stock has no voting rights except (a) as required by the law of the State of Delaware, (b) to approve certain transactions that would otherwise violate the terms of Agreement governing the sale of Preferred Stock by the Company (see Note 2), and (c) to elect a director to the Board of Directors to represent the CRPS stockholders if dividends on CRPS remain in arrears and unpaid for two semiannual dividend periods, or, if the Company fails to mandatorily redeem the Preferred Stock after June 30, 2005.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(7)     Preferred Stock (continued)

        During 1997, the Company recorded $128,000 as CRPS preference dividend, $40,000 for the accretion of the RPS Liquidation Preference with a corresponding charge to paid in capital, and $45,000 for the non-cash amortization of the discount with a corresponding charge to retained earnings.

(8)     Common Stock

        The Company has authorized Class A Common Stock of 30 million shares, Class B Common Stock of 5 million shares, and Class C Common Stock of 30 million shares, all with a par value of $0.00001 per share.

        The Class A and Class B Common Stock have equal voting rights and the Class C Common Stock is non-voting, except as otherwise required by Delaware law. Class B Common Stockholders, voting as a separate class, are entitled to elect one Director to the Board of Directors of the Company. Each share of Class B Common Stock will be automatically converted into one share of Class A Common Stock upon the closing of a firm commitment to register at least $50 million of Common Stock under the Securities Act of 1933. Class C Common Stock will be issued only under certain conditions as defined in the Certificate of Incorporation.

        The Company is prohibited from paying dividends on its common stock so long as any shares of CRPS are outstanding. Under certain circumstances pursuant to the terms of its financing agreements, the Company is prohibited from paying dividends on its common stock.

(9)     Stock Options and Warrants

        The Company's Board of Directors has approved the 1997 Stock Option Plan (the "Option Plan") pursuant to which an aggregate of shares of Class A Common Stock were reserved for issuance to key employees of the Company. The Option Plan permits awards of either incentive or non-qualified stock options. The exercise price of the options may not be less than the fair market value as determined by a committee of the Board of Directors. As of December 31, 1997, the Company granted options to employees covering an aggregate of 942,000 shares of Class A common stock. The options vest over a five year period, and expire if unexercised ten years from the date of grant.

        During 1997, the Company issued warrants to purchase approximately 331,000 shares of Class A Common Stock at an exercise price of $0.92 per share. The warrants expire in 2002 and were issued in connection with obtaining financing (see Notes 2 and 6) and one of the acquisitions made during 1997. The Company has elected the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") in accounting for its Option Plan.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(9)     Stock Options and Warrants (continued)

        The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option valuation model with expected volatility of 42%, risk-free interest of 6.25%, dividend yield of 0%, and an expected option life of 5.5 years.

        Had compensation expense of the Company's stock-based compensation plan been determined based on the fair value method prescribed by SFAS No. 123, the Company's pro forma net loss and basic and diluted earnings per share for the year ended December 31, 1997 would have been (in thousands except per share amounts):

                   As reported                              Pro forma
                   -----------                              ---------
              Net income: $64                         Net income: $18
              Net loss per share: $0.01               Net loss per share: $0.02

        At December 31, 1997, 103,000 options were vested and 558,000 options were available for future grant under the Option Plan. The weighted average contractual life of options outstanding at December 31, 1997, was 4.5 years. The weighted average exercise price of options granted during the year ended December 31, 1997, was $2.65.

(10)    Property and Equipment

        Property and equipment is comprised of the following (in thousands):

                                                                       December 31,
                                                         -------------------------------------
                                                                1997                  1996
                                                         ---------------       ---------------
              Leasehold improvements                     $         3,125       $         2,095
              Equipment                                            2,924                 1,301
              Furniture, signs and fixtures                        2,333                 1,002
              Company vehicles                                       832                   396
                                                         ---------------       ---------------
              Total property and equipment                         9,214                 4,794
              Less accumulated depreciation                        2,133                 1,804
                                                         ---------------       ---------------
              Property and equipment, net                $         7,081       $         2,990
                                                         ===============       ===============

(11)    Employee Benefit Plans

        Substantially all of the employees of the Company are eligible to participate in the FirstAmerica Automotive, Inc. Retirement Savings Plan ("the Plan"), a defined contribution plan, after meeting minimum service requirements. Employees of acquired companies are eligible to join the Plan if or when the minimum service criteria has been met. Service completed at the time of acquisition will apply towards the meeting of the criteria. The Company has recorded matching contributions in the amount of approximately $334,000, $196,000, and $191,000, in 1997, 1996
        and 1995, respectively.

                          FIRSTAMERICA AUTOMOTIVE, INC.

        (12)    Commitments and Contingencies

        Operating Leases

        All of the Company's operations are conducted in leased facilities. The Company leases certain facilities from certain officers of the Company (see Note 13). The minimum future rental payments by the Company as of December 31, 1997 are as follows (in thousands):

            Year ending December 31,                          Related Parties       Other             Total
            ------------------------                          ---------------       -----             -----
                     1998                                   $        2,766    $        4,946   $        7,712
                     1999                                            2,766             4,586            7,352
                     2000                                            2,805             4,117            6,922
                     2001                                            2,862             3,527            6,389
                     2002                                            2,622             3,105            5,727
                     Thereafter through 2014                        22,770            16,463           39,233

        Rental expense for operating leases was $5.8 million, $2.8 million, and $2.4 million in 1997, 1996 and 1995, respectively.

        Litigation

        The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position or the future results of operations and cash flows.

(13)    Related Party Transactions

        Operating Leases

        The Company leases facilities under various agreements from a Trust affiliated with the Chief Executive Officer ("CEO") of the Company (the "Trust"), and from partnerships in which the Chairman of the Company and the CEO are partners. During 1997, a partnership in which the Chairman of the Company is a partner purchased a facility leased by the Company. As part of the acquisition, the partnership reimbursed the Company $0.8 million for leasehold improvements.

        These leases have an initial term of 15 years and are renewable at the option of the Company. Selling, general and administrative expense includes related party rental expense of $2.3 million, $1.7 million, and $1.5 million in 1997, 1996, and 1995, respectively.

                          FIRSTAMERICA AUTOMOTIVE, INC.

(13)    Related Party Transactions (continued)

        Acquisitions

        During 1997, the Company issued 1.3 million shares of its Class A Common Stock in exchange for substantially all the operating assets of a dealership owned by the Chairman of the Company. As a result of this transaction, the Chairman of the Company owed $0.5 million, as of December 31, 1997, which was subsequently paid.

        During 1997, the Company acquired substantially all the operating assets of a dealership owned by the Chief Operating Officer of the Company for $2.9 million.

        Management Services

        Prior to the Combination, a Company affiliated with the CEO provided management services to the Company. Selling, general and administrative expense includes approximately $0.8 million, $1.8 million and $1.6 million, for the years ended December 31, 1997, 1996 and 1995, respectively for data processing, executive compensation, professional, and other services.

        Legal Services

        The law firm, in which one of the Directors of the Company is a partner, provides legal services to the Company which amounted to approximately $0.4 million in 1997.

        Notes Payable

        The Company had $0.6 million of notes payable due to a stockholder at December 31, 1997.

(14)    Subsequent Events

        In April 1998, the Company acquired substantially all of the operating assets of Beverly Hills BMW, Ltd. The purchase price of $11.9 million includes goodwill and other operating assets, and was financed by the Company's available lines of credit. The unaudited revenues for the year ended December 31, 1997 were approximately $54 million. In addition, the Company has entered into definitive agreements, subject to manufacturer approval, to acquire two automobile dealerships for an aggregated estimated purchase price of $7.0 million plus new vehicle inventory.

                                 EXHIBIT INDEX
                                 -------------

EXHIBIT
-------
NUMBER  DESCRIPTION OF DOCUMENT
------  -----------------------

2.1.1 Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, California Carriage, Ltd., dba Concord Honda and Donald V. Strough, Trustee of the Strough 1983 Revocable Trust.

2.1.2 Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, Price Auto Holding, Inc., dba Melody Toyota, Price Trust utd 10/5/84, Fred Cziska and FAA San Bruno, Inc.

2.1.3 Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, Serramonte Motorcars, Inc., dba Lexus of Serramonte, Price Trust utd 10/5/84, Fred Cziska, John Driebe and FAA Serramonte L, Inc.

2.1.4 Agreement and Plan of Reorganization dated July 1, 1997 between the Company, Cziska Price, Inc., dba Stevens Creek Nissan, the shareholders of Cziska Price, Inc. and FAA Stevens Creek, Inc.

2.1.5 Agreement and Plan of Reorganization dated July 1, 1997 between the Company, Transcar Leasing, Inc., dba Serramonte Auto Plaza, the shareholders of Transcar Leasing, Inc. and FAA Serramonte GM, Inc.

2.1.6 Asset Purchase Agreement dated March 14, 1997 by and among FAA Concord N, Inc., Concord Nissan, Inc. and Steven Hallock.

2.1.7 Stock Purchase Agreement dated July 1, 1997, by and between the Company, The Price Trust u/t/d 10/5/84 and Smart Nissan, Inc.

2.1.8 Asset Purchase Agreement dated March 19, 1997 by and between the Company and Asian Pacific Industries, Inc.

2.1.9 Asset Purchase Agreement dated January 23, 1997 by and among the Company, Auto Center of Poway, Inc., Thomas Nokes and H. Matthew Travis.

2.1.10 Asset Purchase Agreement dated January 23, 1997 by and among the Company, Auto Center of North County, Inc., Thomas Nokes and H. Matthew Travis.

3.1 Amended and Restated Certificate of Incorporation, as amended, filed July 8, 1997.

3.2     By-Laws.

4.1 Stockholders' Agreement dated July 11, 1997 by and among the Company and its stockholders, Thomas Price, Donald Strough, Steven Hallock, Fred Cziska, Al Babbington, John Driebe, Embarcadero Automotive, LLC, Raintree Capital LLC, BB Investments and certain affiliates of Trust Company of the West.

4.1.1 Securities Purchase Agreement dated as of July 11, 1997 by and among the Company, certain of its wholly-owned subsidiaries and Trust Company of the West and certain of its affiliates, as Purchasers.

4.1.2 Amendment No. 1 to Securities Purchase Agreement dated as of January 9, 1998 by and among each of FAA Capitol N, Inc., FAA Auto Factory, Inc. and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

10.1 Loan and Security Agreement by and between General Electric Capital Corporation, and 13 subsidiaries of the Company dated as of July 2, 1997.

10.1.1 Intercreditor and Subordination Agreement dated as of July 8, 1997 by and among TCW/Crescent Mezzanine Partners, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Investment Partners, L.P., and General Electric Capital Corporation.

10.2 Agreement between American Honda Motor Co., Inc. and the Company dated as of May 1, 1997 by and among the Company, Donald V. Strough, Thomas
        A. Price, Steven S. Hallock, Fred Cziska, Al Babbington, John Driebe, Raintree Capital, LLC, BB Investments, Brown Gibbons & Lang, L.P. and American Honda Motor Co., Inc.

10.3 Nissan Dealer Agreement Sales and Service Agreement Standard Provisions, dated as of July 16, 1997 by and between Nissan Division, Nissan
        Motor Corporation in U.S.A. and the Company.

10.3.1 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Serramonte, Inc.

10.3.2 Nissan Contiguous Market Ownership Holding Company Agreement dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., the Company, FAA Concord N, Inc., and FAA Dublin N, Inc.

10.3.3 Nissan Dealer Term Sales and Service Agreement dated as of July 16, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Dublin N,
        Inc.

10.3.4 Nissan Contiguous Market Ownership Addendum dated July 16, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Dublin N, Inc. and the Company.

10.3.5 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Dublin N, Inc.).

10.3.6 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and Smart Nissan, Inc.

10.3.7 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, Smart Nissan, Inc. and the Company.

10.3.8 Nissan Contiguous Market Holding Company Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (Smart Nissan, Inc.; FAA Serramonte, Inc.).

10.3.9 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (Smart Nissan, Inc.).

10.3.11 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Serramonte, Inc., and the Company.

10.3.12 Nissan Contiguous Market Ownership Holding Company Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Serramonte, Inc.).

10.3.13 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Stevens Creek, Inc.

10.3.14 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Stevens Creek, Inc. and the Company.

10.3.15 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Stevens Creek, Inc.).

10.3.16 Nissan Dealer Term Sales and Service Agreement dated as of September 25, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Capitol N, Inc.

10.3.17 Nissan Contiguous Market Ownership Addendum dated September 25, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Capitol N, Inc. and the Company.

10.3.18 Nissan Contiguous Market Ownership Holding Company Agreement dated September 25, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Capitol N, Inc.).

10.3.19 Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Concord N, Inc. and the Company.

10.3.20 Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Concord N, Inc.

10.3.22 Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Concord N, Inc.)

10.4 Toyota Dealer Agreement dated as of April 24, 1997 by and between Toyota Motor Sales, U.S.A., Inc. and FAA Poway T, Inc.

10.4.1 Agreement dated as of May 2, 1997 between the Company and Toyota Motor Sales, U.S.A., Inc.

10.4.2 Toyota Dealer Agreement dated as of June 30, 1997 by and between the Company and Toyota Motor Sales, USA., Inc.

10.4.3 Lexus Dealer Agreement dated as of June 30, 1997 between Lexus and FAA Serramonte L, Inc.

10.5 Dealer Sales and Service Agreement dated as of June 13, 1997 by and between Mitsubishi Motor Sales of America, Inc. and FAA Serramonte, Inc.

10.6 Isuzu Dealer Sales and Service Agreement effective May 1, 1997 by and between American Isuzu Motors, Inc. and FAA Serramonte, Inc.

10.6.1 Supplemental Agreement to Dealer Sales and Service Agreement dated as of May 1, 1997 by and among FAA Serramonte, Inc. dba Serramonte Auto
        Plaza, the Company and American Isuzu Motors, Inc.

10.7 Master Agreement dated as of July 1, 1997 between FAA Serramonte, Inc. d/b/a Dodge of Serramonte; FAA Poway D, Inc. d/b/a Poway Dodge; FAA Dublin VWD, Inc., d/b/a Dublin Dodge; the Company; Thomas A. Price and Chrysler Corporation.

10.7.1 Chrysler Corporation Dodge Sales and Services Agreement dated as of May 9, 1997 by and between FAA Poway D, Inc., dba Poway Dodge and Chrysler Corporation.

10.7.2 Chrysler Corporation Dodge Sales and Services Agreement dated as of July 7, 1997 by and between FAA Serramonte Inc. D, Inc., dba Dodge of Serramonte Dodge and Chrysler Corporation.

10.7.3 Chrysler Corporation Dodge Sales and Services Agreement dated as of July 18, 1997 between FAA Dublin VWD, Inc., dba Dublin Dodge and Chrysler Corporation.

10.8 Pontiac-GMC Division Pontiac Dealer Sales and Service Agreement dated as of June 30, 1997 between General Motors Corporation, Pontiac and Transcar Leasing, Inc., dba Serramonte Pontiac-Buick-GMC.

10.9 Lease Agreement dated as of September 18, 1997 by and among Bay Automotive Properties, LLC, the Company and FAA Capitol N, Inc.

10.9.1 Lease Agreement dated as of July 1, 1997 by and among the Price Trust u/t/d 10/5/84, the Company and FAA Serramonte L, Inc.

10.9.2 Lease Agreement dated as of April 15, 1998 by and among Price Trust u/t/d 10/5/84, the Company and FAA Serramonte H, Inc.

10.9.3 Lease Agreement dated as of July 1, 1997 among Price Trust u/t/d 10/5/84, the Company and FAA Serramonte L, Inc.

10.9.4 Lease Agreement dated as of July 1, 1997 among Rosewood Village Associates, the Company and California Carriage Limited.

10.9.5 Lease dated as of July 1, 1997 among Rosewood Village Associates, the Company and FAA Stevens Creek, Inc.

10.10 Executive Employment Agreement dated as of July 1, 1997 by and between the Company and Donald V. Strough.

10.10.1 Executive Employment Agreement dated as of July 1, 1997 by and between the Company and Thomas A. Price.

10.10.2 Employment Agreement dated as of March 1, 1997 by and between the Company and Steven S. Hallock.

10.10.3 Noncompetition Agreement dated as of July 8, 1997 by and among Thomas
        A. Price, Donald Strough and the Company.

10.11   FirstAmerica Automotive, Inc. 1997 Stock Option Plan, as amended.

21.1    Subsidiaries of the Company.

24.1    Powers of Attorney.

27.1    Financial Data Schedule.