Form 10-Q
period 1998-03-31
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1998-05-15
CIK 766886

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549



                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998


                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ____ to ____

                       Commission file number: 2-97254-NY



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X            No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1998.

Class A Common stock, $0.00001 par value              11,179,092
Class B Common stock, $0.00001 par value               3,032,000

                         FIRSTAMERICA AUTOMOTIVE, INC.
                                   FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                                                   Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -March 31, 1998 and December 31, 1997               2

         Condensed Consolidated Statements of Operations - Three Months Ended March 31,
         1998 and 1997                                                                             4

         Condensed Consolidated Statement of Stockholders' Equity - March 31, 1998 and
         December 31, 1997                                                                         5

         Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31,
         1998 and 1997                                                                             6

         Notes to Condensed Consolidated Financial Statements                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                             9


PART II - OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K                                                         13
Signatures                                                                                        14

PART 1 - FINANCIAL INFORMATION ITEM 1.  FINANCIAL STATEMENTS

                         FIRSTAMERICA AUTOMOTIVE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                                  March 31,      December 31,
                                                                                                    1998             1997
                                                                                                ------------     ------------
     Assets
     ------
Cash and cash equivalents                                                                       $  2,001          $  2,924
Contracts in transit                                                                              12,123             9,454
Accounts receivable, net of allowance for doubtful accounts of
    $320 in 1998 and $320 in 1997                                                                 12,617            10,328
Inventories:
    New vehicles                                                                                  52,396            58,344
    Used vehicles                                                                                 16,206            14,027
    Parts and accessories                                                                          4,963             5,223
                                                                                                ------------     ------------
             Total inventories                                                                    73,565            77,594

Prepaid costs-extended warranty service contracts                                                    803               848
Deferred income taxes                                                                                613               618
Deposits, prepaid expenses and other                                                               2,733             2,779
                                                                                                ------------     ------------
             Total current assets                                                                104,455           104,545

Property and equipment, net of accumulated depreciation of $2,305 in 1998 and $2,133 in 1997       7,366             7,081

Other assets:
    Prepaid costs-extended warranty service contracts                                              1,292             1,287
    Loan origination and other costs, net of amortization of
       $307 in 1998 and $195 in 1997                                                               3,295             3,407
    Other noncurrent assets                                                                        1,456             1,342
    Goodwill, net of accumulated amortization of $174 in
       1998 and $125 in 1997                                                                       6,291             6,340
                                                                                                ------------     ------------
              Total assets                                                                      $124,155          $124,002
                                                                                                ============     ============

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                       (In thousands, except share data)
                                  (Unaudited)

                                                                                                  March 31,      December 31,
                                                                                                    1998             1997
                                                                                                ------------     ------------
                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
    Accounts payable                                                                               $ 7,926          $ 6,137
    Accrued liabilities                                                                              9,846            8,804
    Flooring notes payable                                                                          62,142           66,539
    Secured lines of credit                                                                          4,600            4,000
    Other notes payable                                                                              1,613            1,218
    Deferred revenue-extended warranty service contracts                                             1,920            2,034
                                                                                                ------------     ------------
             Total current liabilities                                                              88,047           88,732

Long-term liabilities:
    Senior notes, net of discount of $2,013 in 1998 and
      $2,062 in 1997                                                                                21,987           21,938
    Deferred income taxes                                                                              264              269
    Deferred revenue-extended warranty service contracts                                             3,191            3,061
                                                                                                ------------     ------------
             Total liabilities                                                                     113,489          114,000
                                                                                                ------------     ------------

Commitments and contingencies

8% cumulative redeemable preferred stock, $0.00001 par value; 3,500 shares issued and outstanding in 1998 and 1997 (net of discount of $509 and $526,
  liquidation preference of $3,500)                                                                  2,991            2,974
Redeemable preferred stock, $0.00001 par value; 500 shares issued and outstanding in 1998 and 1997 (net of discount of $73 and $75, liquidation
  preference of $560 and $540)                                                                         487              465
Stockholders' equity:
    Common stock, $0.00001 par value:
       Class A, 30,000,000 shares authorized, 11,179,029 shares issued and outstanding
           in 1998 and 11,201,152 in 1997                                                               --               --
       Class B, 5,000,000 shares authorized, 3,032,000 shares issued and outstanding
           in 1998 and 1997                                                                             --               --
       Class C, 30,000,000 shares authorized, 0 issued and outstanding                                  --               --
    Additional paid-in capital                                                                       6,544            6,544
    Retained earnings                                                                                  644               19
                                                                                                ------------     ------------
                      Total stockholders' equity                                                     7,188            6,563
                                                                                                ------------     ------------
                                                                                                  $124,155         $124,002
                                                                                                ============     ============

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         1998            1997
                                                                     ------------   -------------
Sales:
    Vehicle                                                         $   136,740     $   78,946
    Service, parts and other                                             23,877         14,078
                                                                     ------------   -------------
             Total sales                                                160,617         93,024

Cost of sales:
    Vehicle                                                             125,947         74,076
    Service, parts and other                                             10,252          6,515
                                                                     ------------   -------------

             Total cost of sales                                        136,199         80,591
                                                                     ------------   -------------

             Gross profit                                                24,418         12,433

Operating expenses:
    Selling, general and administrative                                  21,057         10,656
    Combination and related expenses                                          -            684
                                                                     ------------   -------------
             Operating income                                             3,361          1,093

Other income (expense):
    Interest expense, floor plan                                         (1,180)          (822)
    Interest expense, other                                                (891)             -
                                                                     ------------   -------------
             Income before income taxes                                   1,290            271

Income tax expense                                                          555            237
                                                                     ------------   -------------

             Net income                                             $       735     $       34
                                                                     ============   =============

             Basic earnings per share of common stock               $      0.04     $     0.01

             Weighted average common shares outstanding              14,224,845      7,841,092

             Diluted earnings per share of common stock             $      0.04     $     0.01

             Weighted average common and common equivalent
                shares outstanding                                   14,634,763      7,841,092
                                                                     ------------   -------------

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (In thousands)
                                  (Unaudited)

                                                                Common Stock
                                                    -----------------------------------
                                                         Class A            Class B
                                                    -----------------------------------     Paid-in     Retained     Total
                                                    Shares   Amount     Shares   Amount     capital     earnings     equity
                                                    ------   ------     ------   ------     -------     --------     ------
Balance, December 31, 1997                          11,201   $   --      3,032   $   --      $6,544      $  19       $6,563
Preferred dividend, liquidation preference,
    and discount amortization                           --       --         --       --          --       (110)        (110)
Retirement of shares                                    22       --         --       --          --         --           --
Net income                                              --       --         --       --          --        735          735
                                                    ------   ------     ------   ------     -------     --------     ------
Balance, March 31, 1998                             11,179   $   --      3,032   $   --      $6,544      $ 644       $7,188
                                                    ======   ======     ======   ======     =======     ========     ======

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                         1998            1997
                                                                     ------------   -------------
Cash flows from operating activities:
    Net income                                                       $      735     $        34
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
           Depreciation and amortization                                    381              79
           Non-cash stock compensation                                        -             184
           Deferred income taxes                                              -            (214)
           Deferred warranty revenue                                         56             (38)
        Changes in operating assets and liabilities:
          Receivables and contracts in transit                           (4,958)         (2,578)
          Inventories                                                     4,029            (321)
          Deposits, prepaids and other assets                               (68)            (86)
          Flooring notes payable                                         (4,397)           (405)
          Accounts payable and accrued liabilities                        2,831           4,733
                                                                     ------------   -------------
             Net cash provided by (used in)
                                    operating activities                 (1,391)          1,388
Cash flows from investing activities:
    Capital expenditures                                                   (457)           (150)
                                                                     ------------   -------------
             Net cash used in investing activities                         (457)           (150)
                                                                     ------------   -------------
Cash flows from financing activities:
Borrowings on secured lines of credit                                       600               -
Borrowings on notes payable                                                 395             302
Preferred dividend                                                          (70)              -
Distributions to shareholders                                                 -            (468)
                                                                     ------------   -------------
 Net cash provided by (used in)
  financing activities                                                      925            (166)
                                                                     ------------   -------------
            Net increase (decrease) in cash and equivalents                (923)          1,072

Cash at beginning of period                                          $    2,924     $       668
                                                                     ------------   -------------
Cash at end of period                                                $    2,001     $     1,740
                                                                     ============   =============
Cash paid during the period for:
    Interest                                                         $    1,941     $       818
    Income taxes                                                     $        -     $       261
Non-cash activity was as follows:
Common stock issued as compensation                                  $        -     $       184

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (In thousands, except per share amounts)
                                  (Unaudited)

(1) BASIS OF PRESENTATION


The financial information included herein for the three month periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from FirstAmerica Automotive, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 1998. The interim consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(a)  Organization and Combination

Effective July 11, 1997, FirstAmerica Automotive, Inc., a company with no significant assets or operations, combined (the "Combination") with a group of automobile dealership entities under common ownership and control (the "Price Dealerships"). The stockholders of the Price Dealerships received 5,526,000 shares of FirstAmerica Automotive, Inc.'s common stock, which represented a majority of the total outstanding shares of capital stock of FirstAmerica Automotive, Inc. immediately following the Combination. The Combination was accounted for as the acquisition of FirstAmerica Automotive, Inc. by the Price Dealerships, and accordingly, the financial statements for periods before the combination represent financial statements for periods before the FirstAmerica Automotive, Inc. and the Price Dealerships are collectively referred to as "FirstAmerica" or the "Company".

(b)  Business

The Company's plan is to acquire and operate numerous automotive dealerships in the highly fragmented automotive retailing industry. The Company operates 14 dealerships in California, of which, 11 are in Northern California. The Company sells new vehicles, used vehicles, light trucks, replacement parts, provides vehicle maintenance and repair services, and arranges related financing and warranty products for its automotive customers. The Company offers, collectively, eleven makes of domestic and foreign vehicles including Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

(2) FLOORING NOTES PAYABLE AND SECURED LINES OF CREDIT


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

                       FIRST AMERICA AUTOMOTIVE, INC.
                       NOTES TO CONDENSED CONSOLIDATED
                       FINANCIAL STATEMENTS, CONTINUED

As of March 31, 1998, the Company had flooring notes payable, Revolver
Advances, and Discretionary Advances outstanding of $62.1 million, $4.6 million, and $0, respectively.

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

(3) COMPUTATION OF PER SHARE AMOUNTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128) which is effective for fiscal years ending after December 15, 1997. The Company has adopted SFAS No. 128 in the accompanying financial statements.

For purposes of calculating earnings per share for the three month period ending March 31, 1998, net income of $735,000 is reduced by cumulative redeemable preference dividends of $70,000, redeemable preferred stock liquidation preference accretion of $20,000, and preferred stock discount amortization of $20,000. This net income available to common stockholders of $625,000 is then divided by the applicable weighted average shares outstanding for basic and diluted.

(4)  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards of reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for the fiscal years beginning after December 15, 1997. The Company has determined that net income and comprehensive income are the same for the periods presented and therefore no separate disclosure for comprehensive income is required.

(5)  SUBSEQUENT EVENTS

In April 1998, the Company acquired substantially all of the operating assets of Beverly Hills BMW, Ltd., a BMW dealership located in Beverly Hills, California. The purchase price of $11.9 million included goodwill and operating assets, and was financed by the Company's available lines of credit. Beverly Hills BMW, Ltd. had unaudited revenues for the year ended December 31, 1997 of approximately $54 million. The Company has also entered into definitive agreements, subject to manufacturer approval, to acquire two automobile dealerships for an aggregated purchase price of $7.0 million plus new vehicle inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's 1997 Annual Report on Form 10-K. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry, and the Company's ability to obtain additional sources of capital, negotiate profitable acquisitions, and secure manufacturer approvals for such acquisitions.

OVERVIEW

FirstAmerica Automotive, Inc. (the "Company") is one of the largest automotive retailers in Northern California, operating, as of March 31, 1998, from twelve locations in Northern California, certain of which represent multiple new vehicle dealerships, and three locations in San Diego County. The Company plans to open a multi-brand, vehicle and repair service center in downtown San Francisco, in the second half of 1998. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty and repair services and arranges related financing and insurance products ("F&I") for its customers. At its fifteen locations, the Company offers eleven domestic and foreign product lines, which consist of Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen. On a pro forma combined basis including the Company's 1997 dealership acquisitions, the Company had revenues of $604 million and retail unit sales of 18,027 new and 8,664 used vehicles in 1997. Based on statistical ranking information published by Automotive News, an industry trade publication, the Company believes that in 1997, it would have been the sixteenth largest dealer group nationwide, based on pro forma retail new vehicle unit sales, and the twenty-sixth largest dealer group nationwide based on pro forma gross revenues.

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

All financial information contained herein represents the historical financial information of the Price Dealerships prior to July 1997 and the financial information of each other dealership from the respective dates of acquisition.

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below.

                         FIRSTAMERICA AUTOMOTIVE, INC.


Three months ended March 31,                            1998            1997
-------------------------------------------------------------------------------
Sales:
New vehicles                                            59.1%           61.2%
Used vehicles                                           26.0%           23.6%
Service, parts and other                                14.9%           15.2%
Total sales                                            100.0%          100.0%
Gross profit                                            15.2%           13.4%
Income before income taxes                               0.8%            0.3%


RESULTS OF OPERATIONS
1998 COMPARED TO 1997

Sales. Sales increased by $67.6 million, or 72.7%, to $160.6 million for the three month period ended March 31, 1998 from $93.0 million for the comparable period of 1997, due to sales contributed by dealerships the Company acquired during the last three quarters of 1997. The Company expects sales growth to continue as the Company executes its acquisition strategies.

     New Vehicles. The Company sells eleven domestic and imported brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. The Company sold 4,336 and 2,886 new vehicles in the three month periods ending March 31, 1998 and 1997, respectively, generating revenues of $94.9 million and $57.0 million, which constituted 59.1% and 61.2% of the Company's total sales, respectively. New vehicle sales increased by $37.9 million, or 66.5%, due to a 50.2% increase in unit sales from dealerships acquired by the Company as well as increases in average unit prices which were consistent with manufacturers' price increases.

     Used Vehicles. The Company sells a variety of makes and models of used vehicles and light trucks of varying model years and prices. The Company sold 3,950 and 1,783 retail and wholesale used vehicles in the three month periods ending March 31, 1998 and 1997, respectively, generating revenues of $41.8 million and $22.0 million, which constituted 26.0% and 23.6% of the Company's total sales, respectively. The $19.8 million or 90.0% increase in used vehicle revenues is primarily due to a corresponding increase in used vehicle unit sales from dealerships acquired during 1997.

     Service, parts and other revenues. Service, parts and other revenues includes revenue from the sale of parts, accessories, maintenance and repair services, and from fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of vehicle manufacturers or insurance companies. Service, parts and other revenue increased 70.0% or $9.9 million, from $14.0 million for the first three month period of 1997 to $23.9 million, for the comparable period in 1998, primarily due to dealerships acquired during 1997.


GROSS PROFIT. Gross profit increased $12.0 million, or 96.4%, for the first three month period of 1997, from $12.4 million to $24.4 million for the three month periods ended March 31, 1998 and 1997, respectively. Gross profit margins on new vehicles increased from 6.3% to 7.6%, due to the Company's continued emphasis on profitability per unit sale. Gross profit margins on used vehicles increased from 5.8% to 8.7% for the first three month periods of 1998 and 1997, respectively, primarily due to the Company's emphasis on improving the used vehicle reconditioning process. Service, parts and other gross profit margins increased from 53.7% to 57.1% for the first three month periods of 1997 and 1998, respectively, primarily due to higher margins at dealerships acquired.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. During the three month period ended March 31, 1998, selling, general and administrative expense increased 97.6%, or $10.4 million, from $10.7 million in the same period in 1997. Expressed as a percentage of sales, selling, general and administrative expense increased to 13.1% from 11.5% in the three month period ended March 31, 1998 compared to the same period in the prior year. The increase was due primarily to an increase in compensation for additional personnel and management required as a result of dealership acquisitions and the activities associated with building a management structure for executing the Company's acquisition strategies.

COMBINATION AND RELATED EXPENSES. During the three month period ended March 31, 1997, the Company incurred $0.7 million in certain legal, accounting, consulting and compensation expenses associated with the Combination and the development of the Company's organization and business plan.

INTEREST EXPENSE. Floor plan interest expense increased $0.4 million or 43.6% to $1.2 million for the three month period ended March 31, 1998 versus the same three month period in 1997. The increase was due to increased floor plan debt in 1998 from the inventory associated with the acquired dealerships, partially offset by lower interest rates. Interest expense other than floor plan increased due to debt incurred for the combination and acquisition of additional dealerships during 1997.

INCOME TAX EXPENSE. Income tax expense increased to $0.6 million from $0.2 million for the three months ended March 31, 1998 and 1997, respectively. The Company's effective tax rate for 1998 was 43.0% compared to 87.5% for 1997; the higher effective rate in the prior year is primarily due to certain non-deductible stock compensation expenses incurred in 1997 as well as the Company's change in tax status from an S corporation to a C corporation effective January 1, 1997.

NET INCOME. Net income increased from $34,000 to $735,000 for the three month periods ending March 31, 1998 and 1997, respectively, primarily as a result of the individual items discussed above and dealerships acquired during the last three quarters of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The cash and liquidity requirements of the Company are primarily for acquisition of new dealerships, working capital, and expanding existing facilities. Historically, the Company has relied primarily upon cash flows from operations, floor plan financing, and other borrowings under its credit facility to finance its operations and the proceeds from its private debt placement with finance companies to finance its expansion. At March 31, 1998, the Company had working capital of $16.4 million including $2.0 million in cash.

For the three month period ending March 31, 1998, operating activities resulted in net cash used in operations of $1.4 million, primarily due to an increase in accounts receivable and contracts in transit and a reduction in flooring notes payable, partially offset by a decrease in inventories and an increase in accounts payable and accrued liabilities. For the three month period ending March 31, 1997, cash provided by operations totaled $1.4 million, primarily due to an increase in accounts payable and accrued liabilities of $4.7 million, offset by increases in accounts receivable and contracts in transit of $2.6 million.

Net cash used in investing activities totaled $0.5 million and $0.2 million for the three month periods ending March 31, 1998 and 1997, respectively which was used for capital expenditures and improvement of existing and acquired facilities.

Cash provided by financing activities in the first three month period of 1998 totaled $0.9 million, which consisted of borrowings on secured lines of credit and notes payable.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Historically, the Company's sales have been lower in the first and fourth quarters of each calendar year largely due to consumer purchasing patterns during the holiday season, inclement weather during the winter months, and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the first and fourth quarters than during the other quarters of each fiscal year. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions also contribute to fluctuations in sales and operating results. The timing of acquisitions may also cause substantial fluctuations of operating results from quarter to quarter.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    The exhibits filed as a part of this report are listed below.

   Exhibit No.
   -----------
       11.1     Calculations of Net Income Per Share

       27       Financial Data Schedule

(b) Reports on Form 8-K
    There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 14, 1998                    FIRSTAMERICA AUTOMOTIVE, INC.



                                        By  /s/ THOMAS A. PRICE
                                            -----------------------------
                                                Thomas A. Price
                                                President, Chief Executive
                                                Officer and Director
                                                (Principal Executive Officer)



                                        By  /s/ DEBRA SMITHART
                                            -----------------------------
                                                Debra Smithart
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)