Form 10-Q
period 1998-06-30
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1998-08-14
CIK 766886

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549


                                   FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998


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
(State or other jurisdiction of                          (I.R.S. Employer
incorporation Identification No.)                        or organization)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 30, 1998.

Class A Common stock, $0.00001 par value       11,179,029
Class B Common stock, $0.00001 par value        3,032,000

                         FIRSTAMERICA AUTOMOTIVE, INC.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                                              Page

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - June 30, 1998 and December 31, 1997     2

             Condensed Consolidated Statements of Operations - Three and Six Months
                Ended June 30, 1998 and 1997                                                 4

             Condensed Consolidated Statement of Stockholders' Equity - June 30, 1998
                and December 31, 1997                                                        5

             Condensed Consolidated Statements of Cash Flows - Six Months Ended
                June 30, 1998 and 1997                                                       6

             Notes to Condensed Consolidated Financial Statements                            7

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                          10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk                     15

PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                  17

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 FIRSTAMERICA AUTOMOTIVE, INC.
                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                        (In thousands)
                                          (Unaudited)

                                                                                  June 30, 1998           December 31, 1997
                                                                                 ---------------        ---------------------
         ASSETS
         ------
Cash ............................................................                    $  2,187                    $  2,924
Contracts in transit ............................................                      14,163                       9,454
Accounts receivable, net of allowance for doubtful accounts of
         $408 in 1998 and $320 in 1997 ..........................                      14,399                      10,328
Inventories:
         New vehicles ...........................................                      68,023                      58,344
         Used vehicles ..........................................                      16,021                      14,027
         Parts and accessories ..................................                       5,732                       5,223
                                                                                     --------                    --------

                Total inventories ...............................                      89,776                      77,594

Prepaid costs - extended warranty service contracts ...............                       881                         848
Deferred income taxes ...........................................                         676                         618
Deposits, prepaid expenses and other ............................                       4,101                       2,779
                                                                                     --------                    --------

                Total current assets ............................                     126,183                     104,545


Property and equipment, net of accumulated depreciation of $2,570
         in 1998 and $2,133 in 1997 .............................                       9,672                       7,081

Other assets:
         Prepaid costs - extended warranty service contracts ......                     1,117                       1,287
         Loan origination and other costs, net of amortization of
                $452 in 1998 and $195 in 1997 ...................                       3,301                       3,407
         Other noncurrent assets ................................                       1,522                       1,342
         Goodwill, net of accumulated amortization of $287
                in 1998 and $125 in 1997 ........................                      20,226                       6,340

                                                                                     --------                    --------
                Total assets ....................................                    $162,021                    $124,002
                                                                                     ========                    ========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                       (In thousands, except share data)
                                  (Unaudited)

                                                                                             June 30,         December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY                                                  1998              1997
        ------------------------------------                                                --------          --------
Current liabilities:
        Accounts payable .........................................................          $  6,523          $  6,137
        Accrued liabilities ......................................................            11,936             8,804
        Floor plan notes payable .................................................            81,617            66,539
        Secured lines of credit ..................................................            16,525             4,000
        Other notes payable ......................................................             6,552             1,218
        Deferred revenue - extended warranty service contracts .....................           2,115             2,034
                                                                                            --------          --------

                     Total current liabilities ...................................           125,268            88,732

Long-term liabilities:
        Senior notes, net of unamortized discount of $1,963
              in 1998 and $2,062 in 1997 .........................................            22,037            21,938
        Deferred income taxes ....................................................               327               269
        Deferred revenue - extended warranty service contracts ....................            2,708             3,061
                                                                                            --------          --------

                     Total liabilities ...........................................           150,340           114,000

8% cumulative redeemable preferred stock, $0.00001 par value; 3,500 shares issued and outstanding in 1998 and 1997 (net of discount of $491 and $526,
        liquidation preference of $3,500) ........................................             3,009             2,974

Redeemable preferred stock, $0.00001 par value; 500 shares issued and outstanding in 1998 and 1997 (net of discount of $70 and $75, liquidation
        preference of $580 and $540) .............................................               510               465


Stockholders' Equity
        Common stock, $0.00001 par value:
              Class A, 30,000,000 shares authorized, 11,179,029 shares issued
                     and outstanding in 1998 and 11,201,152 in 1997 ..............              --                --
              Class B, 5,000,000 shares authorized, 3,032,000 shares issued
                     and outstanding in 1998 and 1997 ............................              --                --
              Class C, 30,000,000 shares authorized, 0 issued and outstanding ....              --                --
        Additional paid-in capital ...............................................             6,544             6,544
        Retained earnings ........................................................             1,618                19
                                                                                            --------          --------

                     Total shareholders' equity ..................................             8,162             6,563
                                                                                            --------          --------

                     Total liabilities and shareholders' equity ..................          $162,021          $124,002
                                                                                            ========          ========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                  JUNE 30,                      JUNE 30,
                                                                         --------------------------    --------------------------
                                                                            1998           1997            1998           1997
                                                                         -----------    -----------    -----------    -----------
Sales:
       Vehicle .......................................................   $   155,026    $    81,588    $   291,766    $   160,533
       Service, parts and other ......................................        28,025         15,462         51,902         29,541
                                                                         -----------    -----------    -----------    -----------

             Total sales .............................................       183,051         97,050        343,668        190,074

Cost of sales:
       Vehicle .......................................................       142,149         76,317        268,096        150,393
       Service, parts and other ......................................        11,991          7,117         22,243         13,632
                                                                         -----------    -----------    -----------    -----------

             Total cost of sales .....................................       154,140         83,434        290,339        164,025

             Gross profit ............................................        28,911         13,616         53,329         26,049

Operating expenses:
       Selling, general and administrative ...........................        23,782         12,344         44,440         22,876
       Depreciation and amortization .................................           566            206            965            330
       Combination and related expenses ..............................          --            1,584           --            2,268
                                                                         -----------    -----------    -----------    -----------

             Operating income (loss) .................................         4,563           (518)         7,924            575

Other expense:
       Interest expense, floor plan ..................................        (1,509)          (790)        (2,689)        (1,612)
       Interest expense, other .......................................        (1,152)          (133)        (2,043)          (133)
                                                                         -----------    -----------    -----------    -----------

             Income (loss) before income taxes .......................         1,902         (1,441)         3,192         (1,170)

Income tax (benefit) expense .........................................           818         (1,262)         1,373         (1,025)
                                                                         -----------    -----------    -----------    -----------

             Net income (loss)........................................   $     1,084    $      (179)   $     1,819    $      (145)
                                                                         ===========    ===========    ===========    ===========

             Basic earnings (loss) per share of common stock .........   $       .07    $     (0.02)   $       .11    $     (0.02)

             Weighted average common shares outstanding ..............    14,211,067      7,841,092     14,218,400      7,841,092

             Diluted earnings (loss) per share of common stock .......   $       .07    $     (0.02)   $       .11    $     (0.02)

             Weighted average common and common
               equivalent shares outstanding .........................    14,720,671      7,841,092     14,678,160      7,841,092

See accompanying notes to condensed consolidated financial statements

                         FIRSTAMERICA AUTOMOTIVE, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (In thousands)
                                  (Unaudited)


                                                            Common Stock
                                              ---------------------------------------
                                                   Class A               Class B
                                              ---------------------------------------    Paid-in    Retained   Total
                                               Shares    Amount      Shares    Amount    Capital    Earnings   Equity
                                              --------------------------------------------------------------------------
Balance, December 31, 1997 ................    11,201    $  --       3,032     $ --      $ 6,544    $    19    $ 6,563
Preferred dividend, liquidation preference,
     and discount amortization ............                                                            (220)      (220)
Retirement of shares ......................       (22)
Net income ................................                                                           1,819      1,819
                                              --------------------------------------------------------------------------
Balance, June 30, 1998 ....................    11,179    $  --       3,032     $ --      $ 6,544    $ 1,618    $ 8,162
                                              ==========================================================================

See accompanying notes to condensed consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                -------------------------------------
                                                                     1998                    1997
                                                                --------------          -------------
Cash flows from operating activities:
      Net income (loss) ......................................        $  1,819              $   (145)
      Adjustments to reconcile net income to net cash
           provided by (used in) operating activities:
                Depreciation and amortization ................             965                   330
                Non-cash stock compensation ..................            --                     701
                Deferred income taxes ........................            --                    (589)
                Deferred warranty revenue amortization, net ..            (135)                 (162)
                Changes in operating assets and liabilities:
                     Receivables and contracts in transit ....          (8,780)               (1,110)
                     Inventories .............................          (8,146)               (4,917)
                     Deposits, prepaids and other assets .....          (1,961)                 (169)
                     Floor plan notes payable ................          12,600                (2,467)
                     Accounts payable and accrued liabilities            3,518                 6,981
                                                                --------------          -------------

                     Net cash used in operating activities ...            (120)               (1,547)

Cash flows from investing activities:
      Capital expenditures ...................................          (2,704)                 (225)
      Cash paid for acquisitions .............................         (15,481)               (6,091)
                                                                --------------          -------------

                     Net cash used in investing activities ...         (18,185)               (6,316)
                                                                --------------          -------------

Cash flows from financing activities:
      Borrowings on secured lines of credit ..................          12,525                  --
      Borrowings on notes payable ............................           5,334                 8,075
      Loan origination costs .................................            (151)                 --
      Distributions to shareholders, pre-Combination (Note 1)             --                    (468)
      Preferred stock dividend ...............................            (140)                 --
                                                                --------------          -------------

                     Net cash provided by financing activities          17,568                 7,607
                                                                --------------          -------------

                     Net decrease in cash and cash equivalents            (737)                 (256)

Cash at beginning of period ..................................        $  2,924              $    668
                                                                --------------          -------------

Cash at end of period ........................................        $  2,187              $    412
                                                                ==============          =============

Cash paid during the period for:
      Interest ...............................................        $  3,786              $  1,545
      Income taxes ...........................................        $  1,222              $    261
Non-cash activity was as follows:
Common stock issued as compensation ..........................        $   --                $    701

 See accompanying notes to consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   (In thousands, except per share amounts)
                                (Unaudited)

(1)  BASIS OF PRESENTATION

The financial information included herein for the three and six-month periods ended June 30, 1998 and 1997 is unaudited and reflects, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and the results of operations for the periods presented. The financial information as of December 31, 1997 is derived from FirstAmerica Automotive, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 1998. These interim condensed consolidated financial statements should be read in conjunction with FirstAmerica Automotive, Inc.'s audited consolidated financial statements and the notes thereto included in FirstAmerica Automotive, Inc.'s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

(a)  Organization and Combination

Effective July 11, 1997, FirstAmerica Automotive, Inc. (the Company) combined (the "Combination") with a group of automobile dealership entities under common ownership and control (the "Price Dealerships"). The stockholders of the Price Dealerships received 5,526,000 shares of FirstAmerica Automotive, Inc.'s common stock, which represented a majority of the total outstanding shares of capital stock of FirstAmerica Automotive, Inc. immediately following the Combination. The Combination was accounted for as the acquisition of FirstAmerica Automotive, Inc. by the Price Dealerships, and accordingly, the financial statements for periods before the Combination represent the financial statements of the Price Dealerships.

(b)     Business

The Company's plan is to acquire and operate multiple automobile dealerships in the highly fragmented automobile retailing industry. The Company operates 16 automobile dealerships in California, including 12 in Northern California and four in Southern California. In June 1998 the Company also opened its previously announced multi-brand service and repair facility in downtown San Francisco, California. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty and repair services, and arranges related financing and insurance products ("F&I") for its customers. The Company sells 12 domestic and foreign brands, which consist of BMW, Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

(c)     Principles of Consolidation

The condensed consolidated financial statements include the accounts of FirstAmerica Automotive, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(2) FLOOR PLAN NOTES PAYABLE AND SECURED LINES OF CREDIT

At the time of the Combination, the Company entered into a three year $175 million Loan and Security Agreement (the "Loan Agreement") with a financial company, replacing an existing $37 million line of credit to the Company.

The Loan Agreement permits the Company to borrow up to a maximum of: (i) $115 million in floor plan notes payable to finance vehicle inventory; (ii) a $35 million revolver facility ("Revolver Advances"), limited by the used and parts inventory borrowing base as defined in the loan agreement; and (iii) a $25 million discretionary facility ("Discretionary Advances"), which the financial company makes at its absolute sole discretion upon request of the Company.

As of June 30, 1998, the Company had floor plan notes payable, Revolver Advances, and Discretionary Advances outstanding of $81.6 million, $16.5 million, and $0, respectively.

Floor plan notes payables are due when vehicles are sold, leased, or delivered. Revolver Advances are due whenever the used vehicle and parts borrowing base as defined in the Loan Agreement is exceeded. The Loan Agreement grants a collateral interest in substantially all of the Company's assets and contains various financial covenants such as minimum interest coverage, minimum working capital ratios, and maximum debt to equity ratios.

The availability of the Company to draw on the floor plan notes payable, Revolver Advances, and Discretionary advances for the purpose of acquiring automobile dealerships, is limited by the amount of vehicle and parts inventory of the acquired dealership.

The Company also has $12.0 million available under its senior notes facility to finance acquisitions.

(3)  BUSINESS ACQUISITIONS

(a)  Beverly Hills BW, Ltd.

In April 1998, the Company acquired substantially all of the operating assets of Beverly Hills BW, Ltd., a BMW automobile dealership located in West Los Angeles, California. The acquisition was accounted for using the purchase method of accounting and the results of operations of Beverly Hills BW, Ltd. has been included in the accompanying financial statements for the period beginning April 2, 1998, the effective date of acquisition. The $11.7 million purchase price was financed using the Company's secured lines of credit. The purchase price was allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as follows (in thousands):

     Inventory and other assets, net of floor plan financing     $ 1,275
     Property and equipment                                          194
     Goodwill                                                     10,250
                                                                 -------
     Total purchase price                                        $11,719
                                                                 =======

(b)  Burgess British Cars, Inc.

In June 1998, the Company acquired substantially all of the operating assets of Burgess British Cars, Inc., a Honda automobile dealership located in Daly City, California. The $3.8 million purchase price and $0.2 million of additional working capital was financed by the proceeds of a $4.0 million loan from the Chairman of the Company's Board of Directors, to the Company, pursuant to the terms of a Letter Agreement between the Company and the Chairman. Pursuant to the terms of the Letter Agreement, the Chairman will be paid a 3% origination fee on the loan. The annual interest rate on the loan is 8.75%. The principal amount is due at the earlier of June 1, 1999 or upon the refinancing and/or equity offering of either preferred or common shares in the Company. The Company believes the origination fee to be paid to the Chairman is equivalent to that which would be paid under an arm's-length transaction. The loan is included in other notes payable in the accompanying condensed consolidated financial statements.

The Burgess British Cars, Inc. acquisition was accounted for using the purchase method of accounting and its results of operations have been included in the accompanying financial statements for the period beginning June 19, 1998, the effective date of the acquisition. The purchase price has been allocated to the assets and liabilities acquired based on their estimated fair market value at the acquisition date as follows (in thousands):

     Inventory and other assets, net of floor plan financing     $  215
     Property and equipment                                         130
     Goodwill                                                     3,417
                                                                 ------
     Total purchase price                                        $3,762
                                                                 ======

The following unaudited pro forma financial data is presented as if the acquisitions had occurred on January 1, 1997, for the six months ended June 30 (in thousands):

                                       1998        1997
                                     ---------  ----------
     Total sales                      $371,000   $227,219
     Net income (loss)                   2,279       (110)
     Net income (loss) per share:
             Basic and diluted        $   0.16   $  (0.01)

(4)  COMPUTATION OF PER SHARE AMOUNTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128) which is effective for fiscal years ending after December 15, 1997. The Company has adopted SFAS No. 128 in the accompanying financial statements.

For purposes of calculating basic earnings per share for the three and six months ended June 30, 1998, net income of $1.1 million and $1.8 million is reduced by cumulative redeemable preference dividends of $70,000 and $140,000, redeemable preferred stock liquidation preference accretion of $20,000 and $40,000 and cumulative redeemable preferred stock and redeemable preferred stock discount amortization of $20,000 and $40,000, respectively. This net income available to common stockholders of $1.0 million and $1.6 million is then divided by the weighted average shares outstanding. Weighted average shares outstanding used for basic earnings per share for the three and six months ended June 30, 1998 was 14,211,067 and 14,218,400, respectively. To calculate diluted earnings per share, net income is divided by the sum of the weighted average shares outstanding for basic earnings per share, the dilutive effect of stock options of 282,388 and 254,768 shares and the net effect of warrants of 227,216 and 204,992 shares, respectively.

(5)  NEW ACCOUNTING STANDARDS

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company believes that its automobile operations constitute its only operating segment and therefore no separate disclosure under this statement is required.

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting the Cost of Start-Up Activities", which provides guidance on financial reporting for enterprise start-up costs. The SOP, which is effective for fiscal years beginning after December 15, 1998, requires the costs of start-up activities and related organization costs to be expensed as incurred. The Company is currently evaluating this SOP and its impact on its financial reporting and disclosure.

(6)   SUBSEQUENT EVENTS

The Company has entered into a definitive agreement, subject to manufacturer approval, to acquire an automobile dealership located in Northern California for a cash purchase price of $12.0 million plus new vehicle inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain " forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding potential acquisitions, expected cost savings, planned capital expenditures, the Company's future financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including industry conditions, future demand for new and used vehicles, the ability to obtain manufacturer consents to acquisitions, the availability of capital resources and the willingness of acquisition candidates to accept the Company's capital stock as currency. These important factors, risks and uncertainties include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry and the Company's ability to obtain additional sources of capital, negotiate profitable acquisitions and secure manufacturer approvals for such acquisitions. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by such factors.

OVERVIEW

FirstAmerica Automotive, Inc. (the "Company") is one of the largest automobile retailers in Northern California. As of June 30, 1998, the Company operated 12 automobile dealerships and one multi-brand vehicle repair and service center in Northern California, 3 dealerships in San Diego County and one in Beverly Hills, California. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty and repair services and arranges related financing and insurance products ("F&I") for its customers. At its sixteen dealership locations, certain of which represent multiple new vehicle dealerships, the Company sells 12 domestic and foreign brands, which consist of BMW, Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

In addition to its traditional dealership operations, the Company has (i) in June 1998 opened a multi-brand, full service vehicle maintenance and repair center in the downtown San Francisco area, (ii) developed a "Used Car Auto Factory" concept to centralize procurement, reconditioning and wholesale disposal of used cars, (iii) developed a "Dealer Services" concept to centralize the procurement of extended warranty service contracts and custom accessories such as alarms, stereos and chemical treatments, and (iv) obtained authorization from Nissan Motor Company ("Nissan") to form "Smart Nissan," a program to combine multiple Nissan dealerships with contiguous markets in the San Francisco Bay Area (including the Nissan dealerships owned by the Company) into a single regional dealership group that will have centralized pricing, inventory management, marketing and other economies of scale.

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                           ---------------------------------------------------------
                                                    JUNE 30,                        JUNE 30,
                                           ---------------------------------------------------------
                                                1998           1997             1998         1997
                                           ------------  -----------------  ------------  -----------
STATEMENT OF OPERATIONS DATA:
Sales:
    New vehicles                                  57.2%              59.4%         58.1%        60.3%
    Used vehicles                                 27.5%              24.6%         26.8%        24.1%
    Service, parts and other                      15.3%              16.0%         15.1%        15.6%
                                           ------------  -----------------  ------------  -----------


    Total sales                                  100.0%             100.0%        100.0%       100.0%

    Gross profit                                  15.8%              14.0%         15.5%        13.7%
    Selling, general and administrative           13.3%              12.9%         13.2%        12.2%
    Combination and related expenses                 0%               1.6%            0%         1.2%
                                           ------------  -----------------  ------------  -----------


    Operating income (loss)                        2.5%              (0.5)%         2.3%         0.3%


    Income (loss) before taxes                     1.0%              (1.5)%         0.9%        (0.6)%
                                           ------------  -----------------  ------------  -----------

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

SALES. Sales increased by $86.0 million, or 88.6%, to $183.1 million for the three months ended June 30, 1998 from $97.1 million for the comparable period of 1997, primarily due to sales contributed by dealerships that the Company has acquired since June 1997. The Company expects sales growth to continue as the Company executes its acquisition strategy.

     New Vehicles. The Company sells twelve domestic and imported brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. The Company sold 4,441 and 2,704 new vehicles in the three months ended June 30, 1998 and 1997, respectively, generating revenues of $104.7 million and $57.9 million, which constituted 57.2% and 59.4% of the Company's total sales, respectively. New vehicle sales increased by $46.8 million, or 80.8%, due to an increase in unit sales attributable to dealerships acquired by the Company as well as price increases which were consistent with manufacturers' price increases.

     Used Vehicles. The Company sells a variety of makes and models of used vehicles and light trucks of varying model years and prices. The Company sold 4,146 and 2,051 retail and wholesale used vehicles in the three months ended June 30, 1998 and 1997, respectively, generating revenues of $50.4 million and $23.9 million, which constituted 27.5% and 24.6% of the Company's total sales, respectively. The $26.5 million or 110.9% increase in used vehicle revenues is primarily due to a corresponding increase in used vehicle unit sales from dealerships acquired during 1997 as well as an increase in used vehicle revenues in existing stores due to the implementation of the Company's "Used Car Auto Factory."

     Service, parts and other revenues. Service, parts and other revenues includes revenue from the sale of parts, accessories, maintenance and repair services, and from fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of vehicle manufacturers or insurance companies. Service, parts and other revenue increased 80.6% or $12.5 million, from $15.5 million for the three months ended June 30, 1997 to $28.0 million for the comparable period in 1998, primarily due to dealerships acquired subsequent to June 1997.

GROSS PROFIT. Gross profit increased by $15.3 million, or 112.3%, to $28.9 million for the three months ended June 30, 1998 versus the comparable period in 1997. Gross profit margins on new vehicles increased from 6.9% to 8.1%, primarily due to a higher percentage of luxury vehicle sales. Gross profit margins on used vehicle retail sales increased from 7.8% to 10.1% for the three months ended June 30, 1997 and 1998, respectively, primarily due to a higher percentage of luxury vehicle sales and the Company's emphasis on purchasing for resale high demand used vehicles through its "Used Car Auto Factory". Service, parts and other gross profit increased from 44.4% to 46.0% for the three months ended June 30, 1997 and 1998, respectively, primarily due to higher margins at dealerships acquired since June 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 93.5%, or $11.5 million, from $12.3 million to $23.8 million for the three months ended June 30, 1997 and 1998, respectively. As a percentage of sales, selling, general and administrative expense increased from 12.9% to 13.3% for the three months ended June 30, 1997 and 1998, respectively. The increase was due primarily to expenses incurred for the establishment of a management structure for executing the Company's acquisition strategy.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.4 million, from $0.2 million to $0.6 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to additional depreciation and goodwill amortization related to dealerships acquired since June 1997.

COMBINATION AND RELATED EXPENSES. During the three months ended June 30, 1997, the Company incurred $1.6 million in certain legal, accounting, consulting and compensation expenses associated with the combination with the Price Dealerships and the development of the Company's organization and business plan. The expenses relating to the Combination were incurred during both the three and six months ended June 30, 1997. There were no comparable expenses incurred in the three months ended June 30, 1998.

INTEREST EXPENSE. Floor plan interest expense increased $0.7 million to $1.5 million for the three months ended June 30, 1998 versus the comparable period in 1997. The increase was due to increased floor plan debt in 1998 from the inventory associated with the acquired dealerships. Interest expense other than floor plan increased $1.1 million from $0.1 million to $1.2 million for the three months ended June 30, 1997 and 1998, respectively, primarily due to debt incurred for the acquisition of additional dealerships.

INCOME TAX EXPENSE.   Income tax expense increased to $0.8 million from a tax
benefit of $1.3 million for the three months ended June 30, 1998 versus the comparable period in the previous year. The Company's effective tax rate for the first three months of 1998 was 43.0% compared to 87.5% for 1997; the higher effective rate in the prior year is primarily due to certain non-deductible stock compensation expenses incurred in 1997.

NET INCOME. Net income increased from a $0.2 million loss to a $1.1 million profit for the three months ended June 30, 1997 and 1998, respectively, primarily as a result of the overall increase in gross profit and other items discussed above, and the non-recurrence in 1998 of $1.6 million in Combination related expenses offset by the increase in income tax expense.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Sales. Sales increased by $153.6 million, or 80.8%, to $343.7 million for the six months ended June 30, 1998 from $190.1 million for the comparable period of 1997, primarily due to sales contributed by dealerships that the Company has acquired since June 1997. The Company expects sales growth to continue as the Company executes its acquisition strategy.

     New Vehicles. The Company sold 8,777 and 5,590 new vehicles in the six months ended June 30, 1998 and 1997, respectively, generating revenues of $199.6 million and $114.6 million, which constituted 58.1% and 60.3% of the Company's total sales, respectively. New vehicle sales increased by $85.0 million, or 74.2%, primarily due to an increase in unit sales attributable to dealerships acquired by the Company as well as increases in average unit prices which were consistent with manufacturers' price increases.

     Used Vehicles. The Company sold 8,096 and 3,834 retail and wholesale used vehicles in the six months ended June 30, 1998 and 1997, respectively, generating revenues of $92.1 million and $45.9 million, which constituted 26.8% and 24.1% of the Company's total sales, respectively. The $46.2 million or 100.7% increase in used vehicle revenues is primarily due to a corresponding increase in used vehicle unit sales from dealerships acquired subsequent to June 1997.

     Service, parts and other. Service, parts and other revenue increased 75.9% or $22.4 million, from $29.5 million for the first six months of 1997 to $51.9 million for the comparable period in 1998, primarily due to dealerships acquired since June 1997.

GROSS PROFIT. Gross profit increased by $27.3 million, or 105.0%, to $53.3 million for the six months ended June 30, 1998 compared to the same period in 1997. Dealerships acquired since June 1997, contributed $22.8 million to the increase in gross profit, $2.6 million was contributed by the Used Car Auto Factory and Dealer Services groups in 1998, both concepts started by the Company in late 1997 and the remainder was primarily due to higher average gross margins at dealerships owned during both six month periods ended June 30, 1998 and 1997. Gross profit margins on new vehicles increased from 6.8% to 7.7%, primarily due to a higher percentage of luxury vehicle sales. Gross profit margins on used vehicle retail sales increased from 7.2% to 9.8% for the six months ended June 30, 1998 compared to the same period in 1997, primarily due to higher percentages of luxury vehicle sales as well as the Company's emphasis on acquiring for resale high demand used vehicles through its "Used Car Auto Factory". Service, parts and other gross profit increased from 52.6% to 57.1% for the first six months of 1997 and 1998, respectively, primarily due to higher margins at dealerships acquired since June 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. During the six months ended June 30, 1998, selling, general and administrative expense increased $21.5 million, or 94.3%, to $44.4 million, from $22.9 million in the same period in 1997. Selling, general and administrative expense as a percent of sales increased to 12.9% from 12.0% in the six months ended June 30, 1998 compared to the same period in the prior year. The increase was due primarily to expenses incurred for the establishment of a management structure for executing the Company's acquisition strategy.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.6 million, from $0.3 million to $0.9 million for the six months ended June 30, 1997 and 1998, respectively, primarily due to additional depreciation and goodwill amortization related to dealerships acquired.

COMBINATION AND RELATED EXPENSES. During the six months ended June 30, 1997, the Company incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with the combination with the Price Dealerships and the development of the Company's organization and business plan. The expenses relating to the Combination were incurred during the six months ended June 30, 1997. There were no comparable expenses incurred in the six months ended June 30, 1998.

INTEREST EXPENSE. Floor plan interest expense increased $1.1 million or 66.8% to $2.7 million for the six months ended June 30, 1998 versus the comparable period in 1997. The increase was due to increased floor plan debt in 1998 from the inventory associated with the acquired dealerships. Interest expense other than floor plan increased $1.9 million due to debt incurred for the acquisition of dealerships.

INCOME TAX EXPENSE. The income tax benefit of $1.0 million for the first six months of 1997 versus the $1.4 million expense for the comparable period in 1998 represents a $2.4 million increase. The income tax benefit in the six months ended June 30, 1997 was due to the loss before income taxes of $1.2 million, which was incurred due to combination and related expenses of $2.3 million incurred during the period. The Company's effective tax rate for the first six months of 1998 was 43.0% compared to 87.5% for 1997; the higher effective rate in 1997 was primarily due to certain non-deductible stock compensation expenses incurred in 1997.

NET INCOME. Net income increased from a $0.1 million loss to a $1.8 million profit for the six months ended June 30, 1997 and 1998, respectively, primarily as a result of the overall increase in gross profit and other items discussed above, and the non-recurrence in 1998 of $2.3 million in Combination-related expenses, offset by increased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The cash and liquidity requirements of the Company are primarily to finance acquisitions of new automobile dealerships, service debt and fund working capital. Historically the Company has relied primarily upon cash flows from operations, floor plan financing, and other borrowings under its various credit facilities to finance its operations and the proceeds from its private debt placement with finance companies to finance its expansion. The availability of the Company to draw on the floor plan notes payable, Revolver Advances, and Discretionary advances for the purpose of acquiring automobile dealerships, is limited by the amount of vehicle and parts inventory of the acquired dealership. The Company also has $12.0 million available under its senior notes facility to finance acquisitions. In order to continue to execute the Company's acquisition strategy, the Company will need to obtain additional financing or capital. The Company is currently evaluating proposals from several investment banking groups to assist the Company in raising the additional financing or capital necessary to finance the Company's planned acquisition strategy.

For the six months ended June 30, 1998, operating activities resulted in net cash used in operations of $0.1 million, primarily due to net income of $1.8 million, an increase in accounts receivable and contracts in transit of $8.8 million and increase in inventories of $8.1 million, partially offset by increases in floor plan notes payable, accounts payable and accrued liabilities of $16.1 million. For the six months ended June 30, 1997, cash used in operations totaled $1.5 million, primarily due to increases in inventories of $4.9 million, increases in accounts receivable and contracts in transit of $1.1 million, and decreases in floor plan notes payable of $2.5 million, partially offset by increases in accounts payable and accrued liabilities of $7.0 million.

Net cash used in investing activities totaled $18.2 million and $6.3 million for the six months ended June 30, 1998 and 1997, respectively. Investing activities for the six months ended June 30, 1998 consisted of the acquisition of the Burgess British Cars, Inc. and Beverly Hills BMW automobile dealerships for a purchase price totaling $15.5 million, and $2.7 million in capital expenditures primarily for the build out and renovation of the Company's multi-brand service and repair center in San Francisco, as well as the improvement of existing facilities. For the six months ended June 30, 1997, net cash used in investing activities was $6.3 million, of which $6.1 million was used for the acquisition of three automobile dealerships in San Diego County and $0.2 million for improvement of equipment.

Cash provided by financing activities in the six months ended June 30, 1998 totaled $17.6 million, which primarily consisted of borrowings on secured lines of credit and notes payable which were used to finance acquisitions. Net financing activities for the six months ended June 30, 1997 totaled $7.6 million, which was primarily used to finance acquisitions.

YEAR 2000 CONVERSION

The Company has assessed the ability of its software and other computer systems to properly utilize dates beyond December 31, 1999 (the "Year 2000 Conversion"). Management believes that the costs of the modifications and conversions required will not be material.

Although management believes it will not have material Year 2000 Conversion issues, its future operations are dependent upon the ability of its vehicle manufacturers, vendors and suppliers to successfully address the Year 2000 Conversion issue. There can be no assurance that the computer systems of other companies upon which the Company's own computer system relies or upon which its business is dependent, will be timely converted, or that failure of another company to convert will not adversely affect the Company.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Historically, the Company's sales have been lower in the first and fourth quarters of each calendar year largely due to consumer purchasing patterns during the holiday season, inclement weather during the winter months, and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the first and fourth quarters than during the other quarters of each calendar year.
Management believes that interest rates, variations in automobile manufacturers incentive plans, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions also contribute to fluctuations in sales and operating results. The timing of acquisitions may also cause substantial fluctuations of operating results from quarter to quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required by Registrant.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 The exhibits filed as a part of this report are listed below.

 Exhibit No.
 -----------

     2.1 Asset Purchase Agreement by and among the Company, Beverly Hills BW, Ltd., and Ross Gilbert.

     2.2 Asset Purchase Agreement by and among the Company, Golden Sierra Auto Group and Capman.

     3.1(1)   Amended and Restated Certificate of Incorporation, as amended.

     3.2(2)   By-Laws

     11       Statement of Computation of Per Share Earnings

     27       Financial Data Schedule


(1) Incorporated by reference to Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on May 14, 1998.

(2) Incorporated by refence to Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed on May 14, 1998.

(b)  Reports on Form 8-K

 The Company filed a report on Form 8-K under Item 2., Acquisition or Disposition of Assets, dated June 19, 1998 and filed with the Securities and Exchange Commission on July 2, 1998.

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

 Date:  August 14, 1998             FIRSTAMERICA AUTOMOTIVE, INC.

                                    By   /s/ THOMAS A. PRICE
                                         -------------------
                                         Thomas A. Price
                                         President, Chief Executive
                                         Officer and Director
                                         (Principal Executive Officer)

                                    By   /s/  DEBRA SMITHART
                                         -------------------
                                         Debra Smithart
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)