Form 10-Q
period 1998-09-30
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1998-11-16
CIK 766886

   UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C.  20549


                                   FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998


                                      OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                  For the transition period from ____ to ____


                      Commission file number: 2-97254-NY



                         FIRSTAMERICA AUTOMOTIVE, INC.
            (Exact name of registrant as specified in its charter)



         DELAWARE                                           88-0206732
(State or other jurisdiction of                          (I.R.S. Employer
incorporation Identification No.)                        or organization)


           601 Brannan Street
       San Francisco, California                              94107
(Address of principal executive offices)                   (Zip Code)


  Registrant's telephone number, including area code:  (415) 284-0444


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X            No
                                                ---              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1998.

Class A Common stock, $0.00001 par value       11,179,029
Class B Common stock, $0.00001 par value        3,032,000
Class C Common stock, $0.00001 par value                0

                         FIRSTAMERICA AUTOMOTIVE, INC.
                                   FORM 10-Q
                                     INDEX



                                                                            Page
PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets - September 30, 1998
           and December 31, 1997............................................  2

          Condensed Consolidated Statements of Operations - Three and
           Nine months Ended September 30, 1998 and 1997....................  4

          Condensed Consolidated Statements of Stockholders' Equity -
           September 30, 1998 and December 31, 1997.........................  5

          Condensed Consolidated Statements of Cash Flows - Nine
           months Ended September 30, 1998 and 1997.........................  6

          Notes to Condensed Consolidated Financial Statements..............  7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 10

Item 3.   Quantitative and Qualitative Disclosures about Market Risk........ 15

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.................................. 15

Signatures.................................................................. 16


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                FIRSTAMERICA AUTOMOTIVE, INC.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                        (IN THOUSANDS)
                                         (UNAUDITED)

                                                                            SEPTEMBER 30,     DECEMBER 31,
                                                                                1998             1997
                                                                           --------------    -------------
         ASSETS
         ------

Cash and cash equivalents                                                   $    598           $  2,924
Contracts in transit                                                          13,221              9,454
Accounts receivable, net of allowance for doubtful accounts of
         $416 in 1998 and $320 in 1997                                        16,443             10,328
Inventories:
         New vehicles                                                         51,150             58,344
         Used vehicles                                                        19,913             14,027
         Parts and accessories                                                 5,412              5,223
                                                                            --------           --------

                Total inventories                                             76,475             77,594

Prepaid costs-extended warranty service contracts                                862                848
Deferred income taxes                                                            676                618
Deposits, prepaid expenses and other assets                                    3,521              2,779
                                                                            --------           --------

                Total current assets                                         111,796            104,545


Property and equipment, net of accumulated depreciation of $2,928
         in 1998 and $2,133 in 1997                                           10,531              7,081

Other assets:
         Prepaid costs-extended warranty service contracts                     1,005              1,287
         Loan origination and other costs, net of amortization of
                $605 in 1998 and $195 in 1997                                  3,152              3,407
         Other noncurrent assets                                               3,001              1,342
         Goodwill, net of accumulated amortization of $425
                in 1998 and $125 in 1997                                      20,182              6,340

                                                                            --------           --------
                Total assets                                                $149,667           $124,002
                                                                            ========           ========

See accompanying notes to condensed consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                       SEPTEMBER 30,       DECEMBER 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY                                               1998               1997
        ------------------------------------                                          -------------        ------------
Current liabilities:
        Accounts payable                                                                  $  7,521             $  6,137
        Accrued liabilities                                                                 12,486                8,804
        Floor plan notes payable                                                            66,105               66,539
        Secured lines of credit                                                             16,400                4,000
        Other notes payable                                                                  6,994                1,218
        Deferred revenue-extended warranty service contracts                                 2,080                2,034
                                                                                          --------             --------

                     Total current liabilities                                             111,586               88,732


Long-term liabilities:

        Senior notes, net of unamortized discount of $1,910
              in 1998 and $2,062 in 1997                                                    22,090               21,938
        Deferred income taxes                                                                  327                  269
        Deferred revenue- extended warranty service contracts                                2,451                3,061
                                                                                          --------             --------

                     Total liabilities                                                     136,454              114,000


8% cumulative redeemable preferred stock, $0.00001 par value; 3,500 shares issued and outstanding in 1998 and 1997 (net of discount of $474 and
        $526, liquidation preference of $3,500)                                              3,026                2,974

Redeemable preferred stock, $0.00001 par value; 500 shares issued and outstanding in 1998 and 1997 (net of discount of $68 and $75,
        liquidation preference of $590 and $540)                                               522                  465


Stockholders' Equity
        Common stock, $0.00001 par value:
              Class A, 30,000,000 shares authorized, 11,179,029 shares issued
                     and outstanding in 1998 and 11,201,152 in 1997                              -                    -
              Class B, 5,000,000 shares authorized, 3,032,000 shares issued
                     and outstanding in 1998 and 1997                                            -                    -
              Class C, 30,000,000 shares authorized, 0 issued and outstanding                    -                    -
        Additional paid-in capital                                                           6,544                6,544
        Retained earnings                                                                    3,121                   19
                                                                                          --------             --------

                     Total shareholders' equity                                              9,665                6,563
                                                                                          --------             --------

                     Total liabilities and shareholders' equity                           $149,667             $124,002
                                                                                          ========             ========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                             -----------------------       -----------------------
                                                                1998        1997              1998        1997
                                                             ----------  -----------       ----------  -----------
Sales:
       Vehicle                                                $191,820    $  118,832        $483,586    $  279,365
       Service, parts and other                                 31,666        20,340          83,568        49,881
                                                              --------    ----------        --------    ----------
             Total sales                                       223,486       139,172         567,154       329,246
Cost of sales:
       Vehicle                                                 176,287       111,058         444,383       261,451
       Service, parts and other                                 13,460         8,839          35,703        22,471
                                                              --------    ----------        --------    ----------
             Total cost of sales                               189,747       119,897         480,086       283,922
                                                              --------    ----------        --------    ----------
             Gross profit                                       33,739        19,275          87,068        45,324

Operating expenses:
       Selling, general and administrative                      27,486        16,891          71,926        39,767
       Depreciation and amortization                               701           253           1,666           583
       Combination and related expenses                              -             -               -         2,268
                                                              --------    ----------        --------    ----------
             Operating income                                    5,552         2,131          13,476         2,706
Other expenses:
       Interest expense, floor plan                             (1,483)         (873)         (4,172)       (2,485)
       Interest expense, other                                  (1,257)         (842)         (3,300)         (975)
                                                              --------    ----------        --------    ----------
             Income (loss) before income taxes                   2,812           416           6,004          (754)

Income tax (benefit) expense                                     1,209           365           2,582          (660)
                                                              --------    ----------        --------    ----------
             Net income (loss)                                $  1,603    $       51        $  3,422    $      (94)
                                                              ========    ==========        ========    ==========
             Basic earnings (loss) per share
                of common stock                               $   0.11    $        -        $   0.22    $    (0.01)
             Weighted average common shares
                outstanding                                 14,210,969    13,593,892      14,215,381     9,744,592
             Diluted earnings (loss) per share
                of common stock                               $   0.10    $        -        $   0.21    $    (0.01)
             Weighted average common and common
               equivalent shares outstanding                14,696,141    13,593,892      14,683,612     9,744,592


See accompanying notes to condensed consolidated financial statements.

                          FIRSTAMERICA AUTOMOTIVE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Common Stock
                                                    ---------------------------------------
                                                       Class A                   Class B
                                                    ---------------------------------------     Paid-in      Retained      Total
                                                     Shares     Amount    Shares     Amount     Capital      Earnings     Equity
                                                    ------------------------------------------------------------------------------
Balance, December 31, 1997                           11,201      $ -      3,032       $ -       $ 6,544      $    19     $ 6,563
Preferred dividend, liquidation preference,
     and discount amortization                                                                                  (320)       (320)
Retirement of shares                                    (22)
Net income                                                                                                     3,422       3,422
                                                    ------------------------------------------------------------------------------
Balance, September 30, 1998                          11,179      $ -      3,032       $ -       $ 6,544      $ 3,121     $ 9,665
                                                    ==============================================================================

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    ---------------------------------------------
                                                                                        1998                            1997
                                                                                    -------------                   -------------
 Cash flows from operating activities:

       Net income (loss)                                                             $    3,422                     $      (94)
       Adjustments to reconcile net income (loss) to net cash
            used in operating activities:
                 Depreciation and amortization                                            1,666                            583
                 Non-cash stock compensation                                                  -                            701
                 Deferred income taxes                                                        -                           (564)
                 Deferred warranty revenue amortization, net                               (296)                          (355)
                 Changes in operating assets and liabilities:
                      Receivables and contracts in transit                               (9,882)                        (6,454)
                      Inventories                                                         5,155                        (11,617)
                      Deposits, prepaids and other assets                                (3,024)                          (743)
                      Floor plan notes payable                                           (2,912)                           730
                      Accounts payable and accrued liabilities                            5,066                          8,431
                                                                                     ----------                     ----------
                      Net cash used in operating activities                                (805)                        (9,382)

 Cash flows from investing activities:
       Capital expenditures                                                              (3,921)                          (296)
       Cash paid for acquisitions                                                       (15,481)                       (11,726)
                                                                                     ----------                     ----------

                      Net cash used in investing activities                             (19,402)                       (12,022)
                                                                                     ----------                     ----------

 Cash flows from financing activities:
       Borrowings on secured lines of credit, net                                        12,400                              -
       Proceeds from issuance of Senior Notes                                                 -                         21,851
       Borrowings on other notes payable, net                                             5,776                          3,075
       Proceeds from issuance of common stock                                                 -                          2,789
       Proceeds from issuance of preferred stock                                              -                          3,360
       Loan origination costs                                                              (155)                        (3,602)
       Distributions to shareholders, pre-Combination (Note 1)                                -                         (4,000)
       Preferred stock dividend                                                            (140)                           (54)
                                                                                     ----------                     ----------

                      Net cash provided by financing activities                          17,881                         23,419
                                                                                     ----------                     ----------

                      Net increase (decrease) in cash and cash equivalents               (2,326)                         2,015

 Cash and cash equivalents:
       Beginning of the period                                                       $    2,924                     $      668
                                                                                     ----------                     ----------
       End of period                                                                 $      598                     $    2,683
                                                                                     ==========                     ==========

 Cash paid during the period for:
       Interest                                                                      $    6,526                     $    2,828
       Income taxes                                                                  $    2,432                     $      540
 Non-cash activity was as follows:
 Common stock issued at the time of acquisition                                      $        -                     $      276
 Common stock issued as compensation                                                 $        -                     $      701

 See accompanying notes to consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

The financial information included herein for the three and nine-month periods ended September 30, 1998 and 1997 is unaudited and reflects, in the opinion of management, all material adjustments (which include only normal recurring items) necessary to fairly state the financial position and the results of operations for the periods presented. The financial information as of December 31, 1997 is derived from FirstAmerica Automotive, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 14, 1998. These interim condensed consolidated financial statements should be read in conjunction with FirstAmerica Automotive, Inc.'s audited consolidated financial statements and the notes thereto included in FirstAmerica Automotive, Inc.'s Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

(b)  Business

The Company's plan is to acquire and operate multiple automobile dealerships in the highly fragmented automobile retailing industry. The Company operates 16 automobile dealerships in California, including 12 in Northern California and four in Southern California and a multi-brand service and repair facility in downtown San Francisco, California. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty and repair services, and arranges related financing and insurance products ("F&I") for its customers. The Company sells 12 domestic and foreign brands, which consist of BMW, Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

(c)  Principles of Consolidation

The condensed consolidated financial statements include the accounts of FirstAmerica Automotive, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

(2)  FLOOR PLAN NOTES PAYABLE AND SECURED LINES OF CREDIT

At the time of the Combination, the Company entered into a three year $175 million Loan and Security Agreement (the "Loan Agreement") with a financial company, replacing an existing $37 million line of credit to the Company.

The Loan Agreement permits the Company to borrow up to a maximum of: (i) $115 million in floor plan notes payable to finance vehicle inventory; (ii) a $35 million revolver facility ("Revolver Advances"), limited by the used and parts inventory borrowing base as defined in the loan agreement; and (iii) a $25 million discretionary facility ("Discretionary Advances"), which the financial company makes at its absolute sole discretion upon request of the Company. As of September 30, 1998, the Company had floor plan notes payable, Revolver Advances, and Discretionary Advances outstanding of $66.1 million, $16.4 million, and $0, respectively.

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

The availability of the Company to draw on the floor plan notes payable, Revolver Advances, and Discretionary advances, for the purpose of acquiring automobile dealerships, is limited by the amount of vehicle and parts inventory of the acquired dealership.

As of September 30, 1998, the Company also had $12.0 million available under its senior notes facility. As discussed in Note 6, on October 1, 1998 the Company acquired a Toyota automobile dealership and utilized this $12 million to complete the acquisition.

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
                                                                 =======

(b)  Burgess British Cars, Inc.

In June 1998, the Company acquired substantially all of the operating assets of Burgess British Cars, Inc., a Honda automobile dealership located in Daly City, California. The $3.8 million purchase price was financed by the proceeds of a $4.0 million loan from the Chairman of the Company's Board of Directors, to the Company, pursuant to the terms of a Letter Agreement between the Company and the Chairman. Pursuant to the terms of the Letter Agreement, the Chairman will be paid a 3% origination fee on the loan, and the Company will be responsible for interest payments to the commercial bank that made the $4.0 million personal loan to the Chairman. The principal amount is due at the earlier of June 1, 1999 or upon the refinancing and/or equity offering of either preferred or common shares in the Company. The Company believes the origination fee to be paid to the Chairman is equivalent to that which would be paid under an arm's-length transaction. The loan is included in other notes payable in the accompanying condensed consolidated financial statements.

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
                                                                 ======

The following unaudited pro forma financial data is presented as if the acquisitions had occurred on January 1, 1997, for the nine months ended September 30 (in thousands):

                                       1998        1997
                                     ---------  ----------
     Total sales                      $595,086   $387,433
     Net income                          3,882        578
     Net income per share:
         Basic                        $   0.25   $   0.06
                                     =========  ==========
         Diluted                      $   0.24   $   0.06
                                     =========  ==========

(4)  COMPUTATION OF PER SHARE AMOUNTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards

No. 128, "Earnings Per Share" (SFAS No. 128) which is effective for fiscal years ending after December 15, 1997. The Company has adopted SFAS No. 128 in the accompanying financial statements.

The following table presents a reconciliation of basic and diluted earnings per share for the three months and nine months ended September 30, 1998 and 1997 in accordance with SFAS No. 128:

                                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                             SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                 1998             1997             1998             1997
                                                             -------------    -------------    -------------    -------------
Net income per income statement                              $   1,603          $      51         $   3,422       $     (94)

Less:

        Cumulative redeemable preference dividends                 (70)                                (210)
        Redeemable preferred stock liquidation
          preference accretion                                     (10)                                 (50)
        Cumulative and redeemable preferred stock
          discount amortization                                    (20)                                 (60)
                                                             ==========         ==========        ==========      ==========
Net income available to common stockholders                  $   1,503          $      51         $   3,102       $     (94)
                                                             ==========         ==========        ==========      ==========

Basic Earnings Per Share:

        Weighted average common shares outstanding          14,210,969         13,593,892        14,215,381       9,744,592

        Net income per common share, basic                   $    0.11          $      --         $    0.22       $   (0.01)
                                                             ==========         ==========        ==========      ==========

Diluted Earnings Per Share:

        Weighted average common shares outstanding          14,210,969         13,593,892        14,215,381       9,744,592
        Net effect of dilutive stock options                   268,195                 --           259,244              --
        Net effect of warrants                                 216,977                 --           208,987              --
                                                             ----------         ----------        ----------      ----------
        Total                                               14,696,141         13,593,892        14,683,612       9,744,592

        Net income per common share, diluted                 $    0.10          $      --         $    0.21       $   (0.01)
                                                             ==========         ==========        ==========      ==========

(5)  NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards of reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997. The Company has determined that net income and comprehensive income are the same for the periods presented and therefore no separate disclosure for comprehensive income is required.

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

(6)  SUBSEQUENT EVENTS

On October 1, 1998 FirstAmerica Automotive, Inc. (the "Company") completed the acquisition of a Toyota automobile dealership known as Concord Toyota located in Concord, California. Pursuant to a Stock Purchase Agreement dated July 17, 1998 (the "Purchase Agreement") by and between the Company, the Graybehl Family Trust (the "Seller") and Vacation Motors, Inc., the operating entity ("Vacation Motors"), the Company acquired all of the outstanding capital stock of Vacation Motors (the "Shares") from the Seller. The $12.6 million purchase price ("Purchase Price") of the Shares was paid in cash.

The Company funded $12.0 million of the Purchase Price from borrowings under an existing lending agreement with Trust Company of the West, a financial company, and the balance of the Purchase Price ($0.6 million) was funded by the Company's working capital.

The Seller's trustee is the father of Steven S. Hallock, an officer of the Company. The Company believes it purchased the Corporation under terms no less favorable to the Company than those arranged with other parties. Mr. Hallock was also issued options to purchase 100,000 shares of the Company's Class A Common Stock at fair market value under terms of his employment agreement, which provided for such issuance upon the close of the Concord Toyota transaction.

The Company has entered into a definitive agreement to acquire an automobile dealership in Southern California for a purchase price of $0.7 million plus new vehicle inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS

This Quarterly Report and Management's Discussion and Analysis of Results of Operations and Financial Condition include certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts included in this document, including statements regarding potential acquisitions, expected cost savings, planned capital expenditures, the Company's future financial position, business strategy and other plans and objectives for future operations are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such statements are based upon assumptions and anticipated results that are subject to numerous uncertainties. Actual results may vary significantly from those anticipated due to many factors, including industry conditions, future demand for new and used vehicles, the ability to obtain manufacturer consents to acquisitions, the availability of capital resources, the willingness of acquisition candidates to accept the Company's capital stock as currency, the cyclical nature of automobile sales and the intense competition in the automobile retail industry.

OVERVIEW

FirstAmerica Automotive, Inc. (the "Company") is one of the largest automobile retailers in Northern California. As of September 30, 1998, the Company operated 12 automobile dealerships and one multi-brand vehicle repair and service center in Northern California, 3 dealerships in San Diego County and one in Beverly Hills, California. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty and repair services and arranges related financing and insurance products ("F&I") for its customers. At its sixteen dealership locations, certain of which represent multiple new vehicle franchises, the Company sells 12 domestic and foreign brands, which consist of BMW, Buick, Dodge, GMC, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

In addition to its traditional dealership operations, the Company has (i) developed a Used Car Auto Factory program to centralize procurement, reconditioning and wholesale disposal of used cars and (ii) developed a "Dealer Services" program to centralize the procurement of extended warranty service contracts and custom accessories such as alarms, stereos and chemical treatments. The centralization of these programs is intended to create economies of scale and enhanced margins.

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                  ------------------    ------------------
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                  ------------------    ------------------
                                   1998       1997       1998        1997
                                  -------    -------    -------    -------
STATEMENT OF OPERATIONS DATA:
Sales:
    New vehicles                   63.4%      62.9%      60.2%      61.4%
    Used vehicles                  22.4%      22.5%      25.1%      23.4%
    Service, parts and other       14.2%      14.6%      14.7%      15.2%
                                  -----      -----      -----      -----
    Total sales                   100.0%     100.0%     100.0%     100.0 %

    Gross profit                   15.1%      13.8%      15.4%      13.8 %
    Selling, general and
     administrative                12.3%      12.1%      12.7%      12.1 %
    Depreciation and
     amortization                   0.3%       0.2%       0.3%       0.2 %
    Combination and
     related expenses               0.0%       0.0%       0.0%       0.7 %
                                  -----      -----      -----      -----
Operating income                    2.5%       1.5%       2.4%       0.8 %

Income (loss) before taxes          1.3%       0.3%       1.1%      (0.2)%
                                  -----      -----      -----      -----

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

SALES. Sales increased by $84.3 million, or 60.6%, to $223.5 million for the three months ended September 30, 1998 from $139.2 million for the comparable period of 1997, primarily due to sales contributed by dealerships that the Company has acquired since the Combination. The Company expects sales growth to continue as the Company executes its acquisition strategy.

     New Vehicles. The Company sells twelve domestic and imported brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. The Company sold 6,141 and 4,156 new vehicles in the three months ended September 30, 1998 and 1997, respectively, generating revenues of $141.9 million and $87.5 million, which constituted 63.4% and 62.9% of the Company's total sales, respectively. New vehicle sales increased by $54.4 million, or 62.2%, due to an increase in unit sales attributable to dealerships acquired by the Company, a $14.5 million increase in sales at stores owned during both three month periods, as well as price increases which were consistent with manufacturers' price increases.

     Used Vehicles. The Company sells a variety of makes and models of used vehicles and light trucks of varying model years and prices. The Company sold 4,734 and 2,855 retail and wholesale used vehicles in the three months ended September 30, 1998 and 1997, respectively, generating revenues of $49.9 million and $31.3 million, which constituted 22.4% and 22.5% of the Company's total sales, respectively. The $18.6 million or 59.4% increase in used vehicle revenues is primarily due to a corresponding increase in used vehicle unit sales from dealerships acquired during 1997, as well as an increase in used vehicle revenues in existing stores due to the implementation of the Company's Used Car Auto Factory.

     Service, parts and other revenues. Service, parts and other revenues includes revenue from the sale of parts, accessories, maintenance and repair services, and from fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of vehicle manufacturers or insurance companies. Service, parts and other revenue increased 56.2% or $11.4 million, from $20.3 million for the three months ended September 30, 1997 to $31.7 million for the comparable period in 1998, primarily due to dealerships acquired subsequent to June 1997.

GROSS PROFIT. Gross profit increased by $14.5 million, or 75.0%, to $33.7 million for the three months ended September 30, 1998 versus the comparable period in 1997, primarily due to dealerships acquired subsequent to the Combination. Gross profit margins on new vehicles increased from 6.3% to 7.8%, primarily due to a higher percentage of luxury vehicle sales. Gross profit margins on used vehicle retail sales increased from 9.1% to 10.1% for the three months ended September 30, 1997 and 1998, respectively, primarily due to a higher percentage of luxury vehicle sales and the Company's emphasis on purchasing for resale high demand used vehicles through its Used Car Auto Factory. Service, parts and other gross profit increased from 56.5% to 57.5% for the three months ended September 30, 1997 and 1998, respectively, primarily due to higher margins at dealerships acquired since the Combination.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense increased 62.7%, or $10.6 million, from $16.9 million to $27.5 million for the three months ended September 30, 1997 and 1998, respectively. As a percentage of sales, selling, general and administrative expense increased from 12.1% to 12.3% for the three months ended September 30, 1997 and 1998, respectively. The increase was due primarily to expenses incurred for the establishment of a management structure for executing the Company's acquisition strategy.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $0.4 million, from $.3 million to $.7 million for the three months ended September 30, 1997 and 1998, respectively, primarily due to additional depreciation and goodwill amortization related to dealerships acquired since June 1997.

INTEREST EXPENSE. Floor plan interest expense increased $0.6 million to $1.5 million for the three months ended September 30, 1998 versus the comparable period in 1997. The increase was due to increased floor plan debt in 1998 from the inventory associated with the acquired dealerships. Interest expense other than floor plan increased $.5 million from $.8 million to $1.3 million for the three months ended September 30, 1997 and 1998, respectively, primarily due to debt incurred for the acquisition of additional dealerships.

INCOME TAX EXPENSE.   Income tax expense increased to $1.2 million from $0.4
million for the three months ended September 30, 1998 versus the comparable period in the previous year. The Company's effective tax rate for the third quarter of 1998 was 43.0% compared to 87.5% for 1997; the higher effective rate in the prior year is primarily due to certain non-deductible stock compensation expenses incurred in 1997.

NET INCOME. Net income increased from $0.1 million to $1.6 million for the three months ended September 30, 1997 and 1998, respectively, primarily as a result of the overall increase in gross profit and other items discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

SALES. Sales increased by $237.9 million, or 72.2%, to $567.2 million for the nine months ended September 30, 1998 from $329.3 million for the comparable period of 1997, primarily due to sales contributed by dealerships that the Company has acquired since June 1997. The Company expects sales growth to continue as the Company executes its acquisition strategy.

     New Vehicles. The Company sold 14,918 and 9,746 new vehicles in the nine months ended September 30, 1998 and 1997, respectively, generating revenues of $341.5 million and $202.1 million. New vehicle sales increased by $139.4 million, or 69.0%, primarily due to an increase in unit sales attributable to dealerships acquired by the Company as well as increases in average unit prices which were consistent with manufacturers' price increases.

     Used Vehicles. The Company sold 12,819 and 6,689 retail and wholesale used vehicles in the nine months ended September 30, 1998 and 1997, respectively, generating revenues of $142.1 million and $77.2 million, which constituted 25.1% and 23.4% of the Company's total sales, respectively. The $64.9 million or 84.1% increase in used vehicle revenues is primarily due to a corresponding increase in used vehicle unit sales from dealerships acquired subsequent to June 1997.

     Service, parts and other. Service, parts and other revenue increased 67.5% or $33.7 million, from $49.9 million for the first nine months of 1997 to $83.6 million for the comparable period in 1998, primarily due to dealerships acquired since June 1997.

GROSS PROFIT. Gross profit increased by $41.8 million, or 92.3%, to $87.1 million for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to dealerships acquired subsequent to the Combination. Gross profit margins on new vehicles increased from 6.8% to 7.8%, primarily due to a higher percentage of luxury vehicle sales. Gross profit margins on used vehicle retail sales increased from 8.0% to 10.0% for the nine months ended September 30, 1998 compared to the same period in 1997, primarily due to higher percentages of luxury vehicle sales as well as the Company's emphasis on acquiring for resale high demand used vehicles through its Used Car Auto Factory. Service, parts and other gross profit increased from 55.0% to 57.3% for the first nine months of 1997 and 1998, respectively, primarily due to higher margins at dealerships acquired since the Combination.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. During the nine months ended June 30, 1998, selling, general and administrative expense increased $32.1 million, or 80.7%, to $71.9 million, from $39.8 million in the same period in 1997. Selling, general and administrative expense as a percent of sales increased to 12.7% from 12.1% in the nine months ended September 30, 1998 compared to the same period in the prior year. The increase was due primarily to expenses incurred for the establishment of a management structure for executing the Company's acquisition strategy.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $1.1 million, from $.6 million to $1.7 million for the nine months ended September 30, 1997 and 1998, respectively, primarily due to additional depreciation and goodwill amortization related to dealerships acquired.

COMBINATION AND RELATED EXPENSES. During the nine months ended September 30, 1997, the Company incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with the combination with the Price Dealerships and the development of the Company's organization and business plan. The expenses relating to the Combination were incurred during the nine months ended September 30, 1997. There were no comparable expenses incurred in the nine months ended September 30, 1998.

INTEREST EXPENSE. Floor plan interest expense increased $1.7 million or 68.0% to $4.2 million for the nine months ended September 30, 1998 versus the comparable period in 1997. The increase was due to increased floor plan debt in 1998 from the inventory associated with the acquired dealerships. Interest expense other than floor plan increased $2.3 million due to debt incurred for the acquisition of dealerships.

INCOME TAX EXPENSE. The income tax benefit of $.7 million for the first nine months of 1997 versus the $2.6 million expense for the comparable period in 1998 represents a $3.3 million increase. The income tax benefit in the nine months ended September 30, 1997 was due to the loss before income taxes of $0.8 million, which was incurred due to combination and related expenses of $2.3 million incurred during the period. The Company's effective tax rate for the first nine months of 1998 was 43.0% compared to 87.5% for 1997; the higher effective rate in 1997 was primarily due to certain non-deductible stock compensation expenses incurred in 1997.

NET INCOME. Net income increased from a $0.1 million loss to a $3.4 million profit for the nine months ended September 30, 1997 and 1998, respectively, primarily as a result of the overall increase in gross profit and other items discussed above, and the non-recurrence in 1998 of $2.3 million in combination-related expenses, partially offset by increased income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The cash and liquidity requirements of the Company are primarily to finance acquisitions of new automobile dealerships, service debt and fund working capital. Historically the Company has relied primarily upon cash flows from operations, floor plan financing, and other borrowings under its various credit facilities to finance its operations and the proceeds from its private debt placement with an institutional investor to finance its acquisition strategy. The ability of the Company to draw on the floor plan notes payable, Revolver advances, and Discretionary advances for the purpose of acquiring automobile dealerships, is limited by the amount of vehicle and parts inventory of the acquired dealership. In order to continue to execute the Company's acquisition strategy, the Company needs to obtain additional financing or capital. The Company is currently evaluating financing alternatives with its existing investors and note holders as well as reviewing other alternatives with investment banking groups to assist the Company in raising this required capital.

For the nine months ended September 30, 1998, operating activities resulted in net cash used in operations of $0.8 million, primarily due to net income of $3.4 million, a decrease in inventories of $5.2 million and an increase in accounts payable and accrued liabilities of $5.1 million, offset by a increase in accounts receivable and contracts in transit of $9.9 million and deposits, prepaids and other assets of $3.0 million and a decrease in floor plan notes payable of $2.9 million. For the nine months ended September 30, 1997, cash used in operations totaled $9.4 million, primarily due to increases in inventories of $11.6 million and increases in accounts receivable and contracts in transit of $6.5 million, partially offset by increases in accounts payable and accrued liabilities of $8.4 million.

Net cash used in investing activities totaled $19.4 million and $12.0 million for the nine months ended September 30, 1998 and 1997, respectively. Investing activities for the nine months ended September 30, 1998 primarily consisted of the acquisition of the Burgess British Cars, Inc. and Beverly Hills BMW automobile dealerships for a purchase price totaling $15.5 million, and $2.4 million in capital expenditures primarily for the build out and renovation of the Company's multi-brand service and repair center in San Francisco and $1.5 for equipment and improvements in existing facilities. For the nine months ended September 30, 1997, net cash used in investing activities was $12.0 million, of which $6.1 million was used for the acquisition of three automobile dealerships in San Diego County, $5.6 million for the acquisition of three automobile dealerships in Northern California and $0.3 million for improvement of equipment.

Net cash provided by financing activities in the nine months ended September 30, 1998 totaled $17.9 million, which primarily consisted of borrowings on secured lines of credit and notes payable which were used to finance acquisitions. Net cash provided by financing activities in the nine months ended September 30, 1997 totaled $23.4 million, which consisted primarily of $21.9 million resulting from the issuance of senior notes, $6.1 million from the issuance of common and preferred stock and $3.1 million in borrowings on other notes payable. This was offset by the distribution of $4.0 million to the stockholders of the Price Dealerships as part of the Combination and $3.6 million in origination costs paid in association with the private placement of senior notes and preferred stock.

The Company currently has a $175 million loan and security agreement with a financial company. The agreement permits the Company to borrow up to $115 million in floor plan notes payable, restricted by new and certain used vehicle inventory, and provides a revolving line of credit up to $35 million, restricted by used vehicle and parts inventory. The agreement also provides a discretionary line of credit up to $25 million, under which the financial company will make advances at its discretion. The loan agreement matures in July 2000.

As of September 30, 1998, the Company had flooring notes payable, Revolver advances, and Discretionary advances outstanding of $66.1 million, $16.4 million, and $0.0 million, respectively. The floor plan notes payable bear interest at prime rate minus 45 to 75 basis points, and the Revolver advances bear interest at prime rate minus 35 basis points. The floor plan liability becomes due as vehicles are sold. Similarly, the Revolver liability becomes due as vehicles and parts are sold. The Company also has a $4.0 million note payable to Donald V. Strough, the Chairman of the Company's Board of Directors. The note is due June 1, 1999 and bears interest at the Bank of America Reference Rate plus 0.625%. The interest rate was 9.12% at September 30, 1998.

The Company has a securities purchase agreement with a financial company to provide an aggregate funding commitment of up to $40 million, consisting of up to $36 million of 12.375% senior notes, $3.5 million 8% cumulative redeemable preferred stock, $0.5 million redeemable preferred stock, and up to 5 million shares of the Company's Class B common stock, par value $0.00001 per share.

At September 30, 1998, the Company had issued senior notes with a principal amount of $24 million at a discount of $1.9 million, 3.5 million shares of cumulative redeemable preferred stock at a discount of $0.5 million, 0.5 million shares of redeemable preferred stock at a discount of $0.1 million and 3 million shares of Class B common stock at $0.92 per share. The notes and the preferred stock are due June 30, 2005.

As of September 30, 1998, the Company also had $12.0 million available under its senior notes facility. On October 1, 1998 the Company acquired a Toyota automobile dealership and utilized this $12 million to complete the acquisition.

YEAR 2000 PROJECT

The Company is assessing the impact on its operations of computer programs which are unable to distinguish between the year 1900 and the year 2000 ("Year 2000 program").

Readiness Preparation

The Company's Year 2000 program is comprised of several individual projects which address the following broad areas: data processing systems, embedded technology in equipment and facilities, vendor and supplier risk and contingency planning. The Company has created a Year 2000 Task Force that has assigned a priority to all projects and broadly classified projects into critical and non-critical categories indicating the importance of the function to the Company's continuing operations.

The Company is in the process of updating its data processing systems. The Company has converted or will complete conversion of its noncompliant software and computer systems to compliant systems by the end of 1999. Critical systems are in the process of being upgraded or replaced as a result of an unrelated project to integrate computing systems across the Company. Specifically, dealer management systems are being replaced or upgraded with Year 2000 compliant software and hardware platforms. Although the Company is converting to Year 2000 compliant systems, management recognizes that it could potentially acquire a dealership that doesn't have Year 2000 compliant systems. As part of the Company's dealership acquisition due diligence process, acquired dealership systems are evaluated for Year 2000 compliance and scheduled for upgrade or replacement as acquired dealerships are assimilated into the Company.

The Company is currently assessing the readiness preparations of its major vendors and suppliers. Manufacturers of vehicles and parts have been identified as critical suppliers and inquiries are underway regarding their Year 2000 readiness plans and status. In addition, financial institutions have been identified as critical suppliers of funding and insurance, and are in the process of being evaluated for Year 2000 compliance. Contingency plans will be developed based on assessments of major suppliers' states of readiness. However, there can be no guarantee that the systems of the Company's vendors or suppliers will be in compliance or corrected on a timely basis.

The Company also recognizes that there may be embedded technology in equipment and facilities that could be impacted by the Year 2000 issue. The Company has a project plan in place to address this issue and is in the process of evaluating service equipment, other equipment, telephone systems and facilities for Year 2000 compliance.

Risks

The principal risks associated with the Year 2000 program are the risk of disrupting Company operations due to operational failure of third-party suppliers, primarily vehicle manufacturers and lenders. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Although the Company's inquiries are underway, the Company does not yet have the information to estimate the possibility or likelihood of significant disruptions among its suppliers. The Company believes that, with the completion of the Year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Costs

The conversion of the Company's data processing systems and its related costs have been incorporated into the Company's planned replacement or upgrade of its software and other computer systems and therefore the Company has not experienced any significant incremental costs that are specifically related to Year 2000 compliance issues. Neither does the Company expect to incur significant incremental costs to ensure Year 2000 compliance in the future. However, project costs could change in the future as analysis continues.

Contingency Planning & Business Resumption

The Company is in the process of assessing the consequences if its Year 2000 initiative is not completed on schedule or its remediation efforts are not successful. Upon completion of this assessment, the Company will begin contingency planning.

Forward-looking Statements

This discussion of the implications of the Year 2000 for the Company contains numerous forward-looking statements based on inherently uncertain information. Statements about the cost of the project and the date on which the Company plans to complete the internal Year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved or that there will not be a delay in, or increased costs associated with, the implementation of the Year 2000 program.
In addition, the Company places a high degree of reliance on computer systems of third parties, such as vendors, suppliers, and financial institutions.
Although the Company is assessing the readiness of these third parties and will prepare contingency plans, there can be no guarantee that the failure of these third parties to modify their systems in advance of December 31, 1999 will not have a material adverse affect on the Company.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Historically, the Company's sales have been lower in the first and fourth quarters of each calendar year largely due to consumer purchasing patterns during the holiday season, inclement weather during the winter months, and the reduced number of business days during the holiday season. As a result, the Company's revenues are generally lower during the first and fourth quarters than during the other quarters of each calendar year. Management believes that interest rates, variations in automobile manufacturers incentive plans, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions also contribute to fluctuations in sales and operating results. The timing of acquisitions may also cause substantial quarterly fluctuations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required by Registrant.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The exhibits filed as a part of this report are listed below.

Exhibit No.
-----------

  27       Financial Data Schedule

(b)  Reports on Form 8-K

     None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 16, 1998         FIRSTAMERICA AUTOMOTIVE, INC.


                                By   /s/ THOMAS A. PRICE
                                   -------------------------
                                   Thomas A. Price
                                   President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)

                                By   /s/ DEBRA SMITHART
                                   -------------------------
                                   Debra Smithart
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)