Form 10-K
period 1998-12-31
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1999-03-31
CIK 766886

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549
                               -----------------
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
or
[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from          to
                                                         --------    ---------

                       Commission File Number 2-97254-NY

                               -----------------

                         FIRSTAMERICA AUTOMOTIVE, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                   88-0206732
  (State or other jurisdiction of                     (I.R.S. Employer
   Incorporation or organization)                     Identification No.)

          601 Brannan Street,
       San Francisco, California                           94107
(Address of principal executive offices)                 (Zip code)

                                (415) 284-0444
             (Registrant's telephone number, including area code)
         Securities  registered pursuant to Section 12(b) of the Act:

       Title of each class               Name of Exchange on which registered
       -------------------               ------------------------------------
              None                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                                     None
                               (Title of Class)

                               -----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the voting stock held by non-affiliates of the registrant on February 28, 1999 was $1,915,470, based on the fair market value of the Company's Common Stock as of that date as determined by the Board of Directors. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's Common Stock outstanding on February 28, 1999, was as follows: 11,514,044 shares of Class A Common Stock, par value $0.00001 per share, and 3,532,000 shares of Class B Common Stock, par value $0.00001 per share.

================================================================================

                                    PART I

         This Annual Report on Form 10-K contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates and projections about the automotive retailing industry, management's beliefs, and certain assumptions made by our management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Such risks and uncertainties includes those set forth herein under "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. However, readers should carefully review the risk factors set forth in other reports or documents we will file from time to time with the Securities and Exchange Commission, particularly our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Item 1.  Business

         We are a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. We currently operate in four major metropolitan markets in California, and are focusing our consolidation strategy in the western United States. Our source of revenues consists of all activities typical of automotive dealerships. These consist of the sale and lease of new and used vehicles, parts and service sales, collision repair service revenues, financing fees, vehicle insurance commissions, document processing fees, extended service warranty sales, and after-market product sales. As of December 31, 1998, we sold 12 domestic and foreign brands consisting of BMW, Buick, Dodge, Honda, Isuzu, GMC, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

         We believe California's strong demographics, including population and income growth, provide significant opportunities for future expansion into current and new markets within the state. California accounted for more than ten percent of new vehicle registrations in the United States in 1997. In addition, the metropolitan markets where we do business are projected to have population growth of more than double the national average and personal income growth over 30% higher than the national average. Members of our executive management have been operating dealerships in California for over 25 years, providing us with a competitive advantage in these demographically favorable markets. We also intend to opportunistically evaluate potential acquisitions in other areas in the western United States, specifically in markets with demographics similar to those of our current markets.

         We are committed to delivering superior customer service. Our goal is to build a long-term, lasting relationship with our customers which we believe will enhance our brand and create significant repeat and referral business, potentially in our higher margin products and services.

         We have an innovative executive management team that has developed and is executing several new initiatives to enhance our competitive position.

         o We developed the "Auto Factory," an efficient inventory control system that centralizes on a regional basis the procurement, reconditioning, inventory management and wholesale disposal of used vehicles. Auto Factory allows us to create significant economies of scale and enhance control over used vehicles inventory. Additionally, Auto Factory operates on a company-wide centralized basis for large purchases of off-lease, rental and fleet vehicles for sale to our dealerships and other wholesalers. In addition, Auto Factory compliments our acquisition strategy by enabling us to improve the inventory management process of our acquired dealerships and provides competitive advantages over small dealers in the used vehicle business.

         o We have been using the Internet for marketing and communications since 1995 and we currently offer a full range of automobiles and related products and services which may be purchased at our dealerships over the Internet. We believe the California market is particularly well suited to Internet sales initiatives. A portion of our new vehicle sales in 1998 through our dealerships resulted from leads generated through the Internet including our own Web site (www.anyauto.com) and Web sites of third-party lead providers.

         o We created a "Dealer Services" division to maximize cost savings by centralizing and consolidating the purchasing power of our dealerships for the procurement of finance and insurance, or F&I, products, extended warranty service contracts and aftermarket products marketed to our dealership customers.

         We operate using a flexible corporate infrastructure to support our growth. The structure strives to maintain a decentralized operational approach that strikes a balance between entrepreneurship at the dealership level and well-managed, efficient, centralized executive and administrative operations at the corporate level that seeks the implementation of best practices throughout our system.

Company Strengths

Focused Acquisition Strategy

         We have a focused acquisition strategy designed to maximize our overall objectives. We apply a systematic approach to all of our acquisitions in which we analyze numerous factors including:

         o  Operational and cultural fit with our organization;

         o  Reputation and experience of existing management;

         o  Opportunity to expand market share and optimize product mix;

         o  Return on investment and earnings per share;

         o  Manufacturer relationship and support of acquisitions; and

         o  Quality of location and facilities.

         We focus on making acquisitions in contiguous markets to maximize our corporate infrastructure and existing presence in a particular region. We utilize a "platform" and "tuck-in" acquisition strategy as an effective means to achieve profitable, controlled growth.

         o "Platform" acquisition targets are generally established, profitable, well managed multiple franchise dealerships located in metropolitan or high-growth suburban markets. We believe that by acquiring and integrating platforms with existing quality management, we will be able to effectively operate the dealerships with a management team that understands the local market.

         o "Tuck-in" acquisition targets are typically single franchise dealerships that will allow us to take advantage of the buying power of our dealerships in a region and provide greater breadth of products and services in our markets. We believe "tuck-ins" enable us to obtain cost efficiencies on a regional level in areas like facility and personnel utilization, vendor consolidation and advertising.

         While we only consider acquisitions of profitable platforms, we have and will continue to consider the acquisition of single dealerships that may not be operating at optimal performance levels, but which we believe represent strong opportunities for enhanced performance when managed by us or provide greater breadth in our product offerings. Where we have identified an adjacent market with operating potential, but no available or appropriate platforms, we may selectively acquire one or more smaller dealerships and develop our own platform.

Extensive Experience and Ability to Integrate and Improve Acquisitions

         Our senior management has substantial experience in successfully integrating and improving businesses they have acquired, collectively having acquired and integrated more than 52 dealerships during their careers. The reputation and experience of our senior management team in the automobile industry and our proven ability to add value to platforms and dealerships that we acquire make us attractive to potential sellers who may want to obtain equity consideration or continue operating the dealerships.

A Leader in the California Market

         We currently operate all of our dealerships in California, which has extremely strong demographics. The following are characteristics of this favorable market:

         o In 1998, over 33.5 million people lived in California, representing over 12.4% of the U.S. population. California's population is concentrated in several large metropolitan regions. Approximately 26 million, or 77.4% of the total California population, reside in the Los Angeles, San Diego and San Francisco Bay areas, the same regions where we currently operate dealerships. Between 1990 and 1998, California's population grew by 12.7% compared to the nation's overall population growth of 8.6%.

         o As a result of the population density and growth rate, California accounts for over 10% of the nation's vehicle registrations.

         o From 1995 through 1998, California personal income increased by 3.9% per year compared to the national average of 3.1%. Despite the poor economic conditions of many of California's Asian trading partners, personal income grew at 4.2% per year for the same period in the San Francisco Bay area and San Diego.

         o The general health of the California economy may be attributed to the state's diverse economy as several industries have driven growth over the last five years. The technology, biotechnology, agriculture, tourism, and entertainment industries are concentrated in California and have fueled the economy's robust growth over the last five years.

         It is our intention to grow within our existing and in new metropolitan markets in California and in other areas in the western United States which are exhibiting similar favorable demographic trends. Targeted markets include Las Vegas, Reno, Phoenix, Seattle, Portland, and other urban centers in the western United States.

Used Vehicle Inventory Management

         In an effort to increase the profitability and efficiency of our used vehicle business, we developed and instituted our Auto Factory concept. Auto Factory is a system focused on building and maintaining an efficient inventory control system by centralizing on a regional basis the procurement, reconditioning, inventory management and wholesale sales of used vehicles. Auto Factory is managed by an individual who has over 22 years of relevant experience in running such an operation. We believe the Auto Factory operations create significant economies of scale and enhance control over used vehicle inventory. Additionally, Auto Factory operates on a company-wide centralized basis for large purchases of offlease, rental and fleet vehicles for sale to our dealerships and other wholesalers. In addition, Auto Factory compliments our acquisition strategy by enabling us to improve the inventory management process of our acquired dealerships and provides competitive advantages over small dealers in the used vehicle business. Some of the benefits provided by Auto Factory include:

         o Auto Factory operates on a company-wide centralized basis for large purchases of off-lease rental and fleet vehicles for sale to our dealerships and other vehicle wholesalers.

         o Auto Factory acts as its own internal auction house on a company-wide basis, maximizing our profit on used vehicle sales and providing for inventories that meet rapidly changing consumer market trends. As a result of setting up our internal auctions, our gross margin for sales of used cars at the wholesale level increased to 5.1% in 1998 from 0.4% in 1997.

         o Auto Factory operates a system of regional reconditioning centers designed to reduce reconditioning costs, efficiently distribute reconditioning work among our dealerships and maintain quality control over reconditioning so that we can profitably sell branded warranties with our used cars.

         o Auto Factory manages the market-driven redistribution of used vehicles among our dealerships on a regional basis.

         o The results of Auto Factory's purchasing and sales activities are shared with all of our dealerships to provide timely and accurate used car inventory and trade-in valuation information.

         In addition, we have implemented "best practices" policies focused on monitoring our used vehicle inventory levels. We believe that focusing on inventory turnover helps us to efficiently manage our cost of capital and produce consistent margins.

Centralized Corporate Infrastructure with Decentralized Operations

         We have developed an infrastructure that centralizes executive management functions while maintaining an entrepreneurial spirit at the dealership level. Our dealerships manage their operations on a decentralized basis within the broad parameters set by management so that they can provide superior customer service and a region-specific responsiveness to the market. Local in-depth knowledge of customers' needs and preferences is important in maximizing market penetration.

Superior Customer Service

         We provide high levels of customer service. Our service departments seek to provide our customers with a professional and reliable service experience. Our sales department focuses on providing customers with an unpressured, informative shopping experience while interactively helping identify their personal objectives and constraints. Among the innovations to enhance customer service that we have incorporated in selected dealerships are child play areas, coffee bars and information kiosks. The dealerships regard service and repair activities as an integral part of their overall approach to customer service, which provides an opportunity to form ongoing relationships with the dealerships' customers and deepen customer loyalty. Our goal is to build a long-term, lasting relationship with our customers that we believe will enhance our brand and create significant repeat and referral business, potentially in our higher margin products and services.

         Beyond establishing strong consumer loyalty, this focus on customer satisfaction engenders good relations with manufacturers. Manufacturers generally measure consumer satisfaction, which is based on a survey given to new vehicle buyers. Some manufacturers offer specific performance incentives, on a per vehicle basis, if certain consumer satisfaction levels are achieved by a dealer. Manufacturers can withhold approval of acquisitions if a dealer fails to maintain a minimum consumer satisfaction score. We have never been denied manufacturer approval of acquisitions based on consumer satisfaction scores. To keep management focused on customer satisfaction, we include consumer satisfaction results as a component of our incentive compensation program.

         We have received a number of dealer quality and customer satisfaction awards from various manufacturers. These awards represent the manufacturers' highest recognition for dealer excellence as measured by high service and sales consumer satisfaction scores combined with exceptional operational and sales performance. The following are our awards for 1998:

         o  Lexus of Serramonte           Lexus Elite Award
         o  Serramonte Dodge              Chrysler's Five-Star Certification
         o  Melody Toyota                 Toyota President's Award
         o  Concord Honda                 Honda President's Award

Experienced Management Team

         We are very focused on identifying, recruiting and retaining highly skilled and experienced individuals at every level of our organization. We obtain a large number of skilled and experienced employees from the management of profitable platforms that we have acquired. We believe that this strategy provides substantial depth of management in our organization. Three members of our current executive management team, which consists of Chairman Donald V. Strough, Chief Executive Officer and President Thomas A. Price and Chief Operating Officer Charles R. Oglesby has, on average, 32 years of experience in the automotive industry. During the course of their individual careers, Messrs. Strough, Price and Oglesby have each owned and/or operated individual dealerships. The fourth member of the executive management team, Chief Financial Officer Debra Smithart, has been involved in 4 public offerings - 3 equity and one in the debt market. In addition to our executive management team, we also have two regional vice presidents who have, on average, 20 years of industry experience. We believe that this first-hand operating experience of our executive management and regional vice presidents will enable us to continue to acquire and integrate dealerships into our organization quickly and effectively.

Business Strategy

Growth Through Acquisitions

         We intend to capitalize on the continuing consolidation opportunities within the highly fragmented over $600 billion automotive retailing industry. As capital requirements to operate competitive dealerships continue to increase and many owners who were granted franchises in the 1950s and 1960s approach retirement age, many individual dealers are seeking exit opportunities. We believe that the reputation of our management in our markets and our ability to successfully acquire and integrate dealership operations make us well positioned to continue to capitalize on the consolidation trend in the industry.

Maximize Corporate Operating Structure

         We intend to improve the performance and profitability of acquired dealerships by taking advantage of our corporate operating structure to consolidate our purchasing power and reduce costs of operations. We believe that, upon closing an acquisition, we can immediately improve earnings by utilizing our management experience to effectively implement best practices, including inventory management, and by eliminating duplicative functions and services. We have been successful at enhancing the profitability of both platform and tuck-in acquisitions.
Examples of these improvements include:

         o Improved Terms on Bank and Floor Plan Financing. We have benefited from significant cost savings by consolidating the purchasing power of the dealerships in connection with financing our floor plan.

         o Centralized Procurement of Products and Services. As we increase our size, we are able to purchase various products and services at lower costs. Through our "Dealer Services" operation, we offer a wide range of financing and leasing alternatives for the purchase of vehicles. As a result of increased size and scale, we have negotiated increased commissions on the origination of customer vehicle financing, which result in incremental F&I commissions. Other examples of cost-savings opportunities include automotive after-market products and extended vehicle warranty packages. An example of cost savings includes a reduction in our insurance costs by consolidating coverage providers.

Take Advantage of Regional Presence

         We believe there are significant opportunities to benefit from concentrating our efforts in clustered, contiguous areas. We believe in sharing resources and have implemented technology initiatives that allow us to effectively cross-sell products and refer customers to some of our other dealerships. Direct benefits of our regional focus include:

         o Reduced Advertising Costs as a Percentage of Sales. As a result of our larger regional size, we are able to reduce regional advertising costs by creating multi-dealership advertisements and increasing our buying power with advertising agencies and publications. We have reduced our advertising costs from 1.24% of sales in 1997 to 1.16% of sales in 1998.

         o Personnel Utilization. As a result of our clustered dealerships within a region, we are able to have dealership personnel perform various administrative functions for a cluster of dealerships, rather than at just one dealership. The result is to effectively lower the administrative overhead attributable to each dealership.

         o Regional Inventory Management. Regionally centralized procurement, reconditioning, inventory management and wholesale disposal of used vehicles through Auto Factory has allowed us to reduce our inventory holding costs and losses on sales of used vehicle inventory that we are unable to sell at the dealerships.

         o Increase Brand Awareness. Our goal is for the FirstAmerica Automotive name, logo, and Internet address to become symbols of value, convenience, selection and outstanding customer service.

Expand High Margin Activities

         We focus on expanding our higher margin businesses like used vehicles sales, F&I maintenance and repairs, auto part sales and warranties.

         o Used Vehicles. Retail used vehicle sales typically generate higher gross margins than new vehicle sales because of limited comparability among used vehicles and the somewhat subjective nature of their valuation. We believe there are opportunities at acquired dealerships to improve all aspects of the acquired dealership's used vehicles operations including sales procedures and, through the Auto Factory, used vehicle inventory control. In addition, only new car franchises are able to sell used cars certified by the manufacturer under newly introduced programs in which the manufacturer supports specific high-quality used cars with extended warranties and attractive financing options.

         o Finance and Insurance. Each sale of a new or used vehicle provides the opportunity for us to sell extended warranty service contracts and after-market products as well as earn financing fees (F&I). We believe there are opportunities at acquired dealerships to lower the cost of the after-market products and extended warranty service contracts from our economies of scale.

         o Service and Parts. Each of our dealerships offers a fully integrated service and parts department. The service and parts business can be counter cyclical to vehicle sales to the extent customers repair and service vehicles rather than replace them. We believe there are opportunities to increase the number of service customers we retain at acquired dealerships through improved customer service. In addition, at certain dealerships we have acquired, we have expanded service capacity through increased hours of operations.

Capitalize on Market Trends

         Part of our strategy is to maintain a competitive advantage by identifying new trends in our industry and in our markets, and to adapt as quickly as possible to these changes. We have created several initiatives to capitalize on current market changes. Some of these include:

         o Marketing Through the Internet. Partially due to the technologically sophisticated markets in which we operate, a portion of our new vehicle sales in 1998 through our dealerships resulted from leads generated through the Internet. We have used our Web site (www.anyauto.com) as a tool to sell our products and services since 1995 and we maintain exclusive territories with leading referral services. Our Web site allows customers to search our new and used car inventories for specific vehicles and thereby "pre-shop" before arriving at the dealership.

         o Proprietary Database Technology. We have developed a proprietary database of customer information, which allows us to provide higher levels of customer service and maximize our cross-selling opportunities. When a customer interacts with any part of our organization, we obtain the vehicle identification number and driver's license number from the customer. We enter this data into our computer system and a profile for the vehicle and the customer is developed. We are then in a position to enhance service and cross-sell to the customer. For example, by utilizing this data, we can notify a customer when they are due for servicing, or when their lease may be coming due and therefore the customer faces a decision regarding a new vehicle lease or purchase.

         o Focus on Luxury Brands. Several luxury manufacturers like BMW, Lexus and Mercedes have recently adopted strategies designed to make their products lines accessible to a broader range of consumers. Without compromising quality, these manufacturers are producing products that are priced competitively with non-luxury brands. This trend, coupled with the relatively high income levels of our customer base, has led us to focus on a goal of increasing our percentage of sales of luxury brands to 25 to 30%. Our BMW and Lexus stores have generated above average returns and growth over the last year. We will continue to focus on luxury brands as long as these trends continue.

Train, Develop and Motivate Employees

         We believe that recruiting and retaining our employees is critical to the success of our organization. We have invested substantial resources in developing training programs at all levels of our organization to insure the highest quality service to our customers. Our training is managed at a corporate level to ensure consistency but is delivered at a local level to adapt to the different needs of our customers in our different markets. We utilize outside resources for training when it will be more effective. We believe that it is critical to motivate management to achieve our overall objectives and we have devised an incentive system that provides partial compensation in the form of stock options through the department manager level at our dealerships. We believe that providing shared ownership through equity participation through the department manage level at our dealership will align our interests with those of our investors.

Offer a Diverse Range of Automotive Products and Services

         We offer a broad range of automotive products and services, including a wide selection of new and used vehicles such as high-end, luxury and sport utility vehicles, F&I, replacement parts and maintenance and repair programs. We offer 12 brands ranging from economy to luxury brands. We also offer a variety of used vehicles at a broad range of prices. We intend to continue to diversify the brands of vehicles that we offer, with a special emphasis on increasing the percentage of high-end and luxury vehicle sales. We intend to continue to diversify as we believe that diversification helps minimize dependence on any one manufacturer and limits our exposure to a potential downturn in any of one of our brands or market segments.


Dealerships

         After giving effect to our pending acquisitions, we will own 11 dealerships in the San Francisco Bay Area market, two dealerships in the San Jose/Silicon Valley market, two dealerships in the Los Angeles market, and four dealerships in the San Diego market.

         Since July 1997, we have grown significantly as a result of the acquisition and integration of new vehicle dealerships and an increase in revenues at our existing dealerships. The following table sets forth the name, brands, year of acquisition and location of the dealerships acquired by or awarded to us or our predecessors and the dealerships to be acquired by us pursuant to our pending acquisitions:

                                                                                    Date Awarded or
        Dealership / Company                 Brands                Location             Acquired
------------------------------------- ---------------------- ---------------------- -----------------
Serramonte Auto Plaza                 Dodge                  Colma, CA                   Aug-93
Serramonte Auto Plaza                 Nissan                 Colma, CA                   Nov-84
Serramonte Auto Plaza                 Isuzu                  Colma, CA                   Feb-83
Serramonte Auto Plaza                 Mitsubishi             Colma, CA                   May-96
Serramonte Pontiac-GMC                Pontiac, GMC           Colma, CA                   Dec-91
Lexus of Serramonte                   Lexus                  Colma, CA                   Jul-89
Marin Nissan                          Nissan                 San Rafael, CA              Dec-96
Poway Dodge                           Dodge                  Poway, CA                   May-97
Poway Honda                           Honda                  Poway, CA                   May-97
Poway Toyota                          Toyota                 Poway, CA                   May-97
Concord Nissan                        Nissan                 Concord, CA                 Jul-97
Dublin Auto Center                    Dodge, Nissan,         Dublin, CA                  Jul-97
                                      Volkswagen
Stevens Creek Nissan                  Nissan                 Santa Clara, CA             Jul-97
Capitol Nissan                        Nissan                 San Jose, CA                Sep-97
Concord Honda                         Honda                  Concord, CA                 Oct-97
Melody Toyota                         Toyota                 San Bruno, CA               Oct-95
Beverly Hills BMW                     BMW                    Beverly Hills, CA           Apr-98
Honda of Serramonte                   Honda                  Colma, CA                   Jun-98
Concord Toyota                        Toyota                 Concord, CA                 Oct-98
Volkswagen of Woodland Hills          Volkswagen             Woodland Hills, CA          Nov-98
Ritchey Fipp Poway Chevrolet          Chevrolet              Poway, CA                   Mar-99
First Dodge - Marin                   Dodge                  San Rafael, CA              Apr-99 (1)

------------------------------------
(1)  Acquisition is pending; date shown is anticipated closing date.

Dealership Management

         We use a flexible corporate infrastructure to support our growth. The structure strives to maintain a decentralized operational approach that strikes a balance between entrepreneurship at the dealership level and well-managed, efficient, centralized executive and administrative operations at the corporate level that seek the implementation of best practices throughout our system.

         We organize operations of our dealerships geographically. Currently, one of three regional vice presidents oversees each of the East San Francisco Bay Area, West San Francisco Bay Area and Southern California. These regional vice presidents report to our chief operating officer. Regional and single-point general managers report to the regional vice presidents. The general managers of our luxury dealerships report directly to our chief operating officer. Depending on the size of the dealership and the proximity of clustered dealerships, a group of two to five dealerships could be managed by a single regional general manager with a general sales manager and a parts and service director reporting directly to the regional general manager. The regional vice presidents and their general managers report to senior management on a regular basis as to the operating performance of the dealerships in their regions and prepare comprehensive monthly financial and operating statements. Senior management meets quarterly with operations management to evaluate operating performance, to address changing customer preferences and operational concerns and to share best practices.

         A team of two senior managers compliment each general manager. These senior managers aid in the operation of the dealerships. The general sales manager is responsible for the operations, personnel, financial performance and customer satisfaction performance of the new vehicle sales, used vehicle sales and F&I departments. The parts and service director is primarily responsible for the operations, personnel, financial and customer satisfaction performance of the service, parts and collision repair departments.

         A human resources specialist and a financial controller supplement each region. Additionally, at the corporate level there is a vice president of parts and service who provides standardized policies and product selection, procedures, performance measurement and benchmarking, and training programs to the parts and service department personnel throughout the organization. The F&I departments in our dealerships receive similar corporate oversight, training and recruitment from our centralized dealer services division which is also responsible for the selection, standardization and negotiation of all financing, warranty and aftermarket products sold through the dealership F&I departments.

New Vehicle Sales

         We currently represent 12 U.S., Asian and European brands of economy, family, sports and luxury cars and light trucks and sport utility vehicles. We believe that our brand, product and price diversity reduces the risk of changes in customer preferences, product supply shortages and aging products. See "Factors That May Affect Future Results -- Manufacturers exercise significant control over our operations and we need them to operate our business."

         The following table sets forth for the year ended December 31, 1998, information relating to the brands of new vehicles sold at retail by us on a pro forma basis assuming that all of our dealerships acquired in 1998 were acquired on January 1, 1998.

         These results may not be indicative of our results after the acquisition of the dealerships by us:

                            Number of New Vehicles
     Brand                         Vehicles                Percentage
     -----                         --------                ----------
     BMW                              1,113                    4.8
     Buick                               96                    0.4
     Dodge                            3,284                   14.3
     GMC                                164                    0.7
     Honda                            4,018                   17.5
     Isuzu                              303                    1.3
     Lexus                            1,234                    5.4
     Mitsubishi                         683                    3.0
     Nissan                           5,694                   24.8
     Pontiac                            152                    0.7
     Toyota                           5,235                   22.7
     Volkswagen                       1,005                    4.4
                                   --------                ----------
     Total                           22,981                  100.0

         New vehicle retail sales include traditional new vehicle retail lease transactions and lease-type transactions, both of which may be arranged by the dealerships. New vehicle leases generally have short terms, which bring the consumer back to the market sooner than if the purchase were debt financed. In addition, leases provide our dealerships with a steady source of late-model, off-lease vehicles for their used vehicle inventory. Generally, leased vehicles remain under factory warranty for the term of the lease, which allows the dealerships to provide repair service to the lessee throughout the lease term.

         Our dealerships seek to provide customer-oriented service designed to meet the needs of our customers and establish lasting relationships that will result in repeat and referral business. For example, the dealerships strive to:

         o  employ more efficient selling approaches;

         o utilize computer technology that decreases the time necessary to purchase a vehicle;

         o engage in extensive follow-up after a sale in order to develop long-term relationships with customers; and

         o extensively train their sales staff to be able to meet the needs of each customer.

         The dealerships continually evaluate innovative ways to improve the buying experience for their customers. We believe that our ability to share best practices among our dealerships gives us an advantage over smaller dealerships.

Used Vehicle Sales

         We sell a broad variety of makes and models of used cars, vans, trucks and sport utility vehicles at each of our dealerships. Sales of used vehicles have become an increasingly significant source of profit for the dealerships. Consumer demand for used vehicles has increased as prices of new vehicles have risen and as more high-quality used vehicles have become available. Furthermore, used vehicles typically generate higher gross margins than new vehicles because of their limited comparability and the somewhat subjective nature of their valuation. We intend to continue growing our used vehicle sales operations by maintaining a high-quality inventory, providing competitive prices and extended service contracts for our used vehicles and continuing to promote used vehicle sales.

         Vehicle customers can use our Web site at www.anyauto.com to electronically search our used vehicle inventory by model, feature and price requirements. The site displays a color picture of each vehicle and can also generate a data sheet with price and other information, as well as a map of the vehicle's location.

         The following table sets forth information on our used vehicle sales:

                                                             Year Ended December 31
                                                  ----------------------------------------------
                                                      1996            1997             1998
                                                  ------------  ----------------  --------------
                                                            (dollars in thousands)
Retail unit sales............................         4,921            6,639               9,901
Retail sales revenue.........................      $ 67,944         $ 90,436          $  141,946
Retail gross profit..........................      $  5,522         $  8,841          $   13,560
Retail gross margin..........................           8.1%             9.8%                9.6%
Average gross profit per retail unit sold....      $  1,122         $  1,332          $    1,370
Wholesale unit sales.........................         3,073            4,182               7,137
Wholesale sales revenue......................      $ 13,762         $ 21,180          $   49,883
Wholesale gross profit.......................      $     (5)        $     86          $    2,517
Wholesale gross margin.......................           0.0%             0.4%                5.0%
Total unit sales.............................         7,994           10,821              17,038
Total revenue................................      $ 81,706         $111,616          $  191,829
Total gross profit...........................      $  5,517         $  8,927          $   16,077
Total gross margin...........................           6.8%             8.0%                8.4%

         Profits from sales of used vehicles depend primarily on the dealerships' ability to obtain a high-quality supply of used vehicles at the right price and effectively manage that inventory. Our new vehicle operations provide the used vehicle operations with a large supply of high-quality trade-ins and off-lease vehicles, which are the best sources of high-quality used vehicles.

         We formed a subsidiary, FAA Auto Factory Inc., to regionalize the procurement, reconditioning, inventory management and wholesale sales of used vehicles. Auto Factory is managed by an individual who has over 22 years of relevant operating experience in operating such an operation. The dealerships supplement their used vehicle inventory with vehicles purchased by our regional Auto Factory operation at "closed" auctions, that may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions that offer repossessed vehicles and vehicles sold by other dealers. Additionally, Auto Factory operates on a company-wide, centralized basis for large purchases of off-lease, rental and fleet vehicles for sale to our dealerships and other wholesalers as well as conducting a bi-weekly sealed bid auction to dispose of customer trade-in vehicles in poor condition or vehicles which remain unsold for a specified period of time. The results of Auto Factory's purchasing and sales activities are shared with all of our dealerships to provide timely and accurate used car inventory and trade-in valuation information. This process allows Auto Factory to maximize our profits on used vehicle sales and provide inventory to our dealerships on a cost effective basis to meet current regional customer demand. Additionally, Auto Factory manages the market-driven redistribution of used vehicles among our dealerships.

         We transport all used vehicles we acquire to one of our regional reconditioning centers. At the reconditioning center, every vehicle must pass a 135-point reconditioning process in which certified technicians inspect, adjust, clean, repaint, repair or replace mechanical, cosmetic and safety features of the vehicle to meet our standards. Each vehicle is sold with a 60-day bumper-to-bumper limited warranty, a 30-day exchange guarantee and 24-hour free roadside assistance for one year.

         We have taken several initiatives since August 1998 to enhance customer confidence in our used vehicles, including offering extended warranties, stocking higher-quality, late-model used cars and our branded "Pre-Owned, Pre-Loved" certification program.

Service and Parts Sales

         We provide service and parts at each of our factory-authorized dealerships. In the second half of 1998, we opened our downtown San Francisco multi-brand, full-service vehicle maintenance and repair center. This 36,000 square foot, 38 service bay facility utilizes state of the art information management and automotive repair equipment. Our ability to service multiple makes in one centralized location provides us an excellent recruitment and training facility for technicians at the service center and for our dealerships. We intend the service center to provide convenience to current sales customers in the San Francisco Bay area, resulting in overall increased service retention. We utilize a total of approximately 380 service bays at all of our locations to provide both warranty and non-warranty services. Service and parts sales provide higher gross margins than vehicle sales.

         The following table sets forth information regarding our service and parts sales:

                                                                   Year Ended December 31,
                                                  -----------------------------------------------------------
                                                     1996                      1997                    1998
                                                  -----------------  -----------------------  ---------------
                                                                   (dollars in thousands)
Sales ...................................          $ 42,416                   $ 58,707                $ 91,134
Gross profit.............................            16,966                     26,512                  41,711
Gross margin.............................              40.0%                      45.2%                   45.8%

         Our dealerships seek to retain each vehicle purchaser as a customer of the dealership's parts and service departments. The dealerships have systems in place that track their customers' maintenance records and notify owners of vehicles purchased or serviced at the dealerships when their vehicles are due for periodic services. The dealerships regard service and repair activities as an integral part of their overall approach to customer service, which provides an opportunity to foster ongoing relationships with the dealership's customers and deepen customer loyalty.

         Our dealerships' parts departments support their sales and service departments. Each of the dealerships sells factory-approved parts for vehicle makes and models sold by that dealership. These parts are either used in repairs made by the dealership or sold at retail to its customers or at wholesale to independent repair shops and other dealerships. Currently, most of our dealerships employ their own parts managers and independently control their parts inventory and sales. Some contiguous dealerships share parts inventories and personnel. Our dealerships that sell the same new vehicle makes have access to each other's computerized inventories and frequently obtain unstocked parts from our other dealerships.

Dealer Services

         We have created a Dealer Services division to maximize cost savings by centralizing and consolidating the purchasing power of all of our dealerships. Specifically, this division standardizes and procures our finance, leasing and insurance products, extended warranty service contracts and aftermarket products marketed through the F&I departments of our dealerships to our customers. We believe providing these higher contribution products in an efficient, high quality manner is an integral component to attaining customer satisfaction.

         In addition, Dealer Services develops standardized policies and procedures for our administrative operations in our F&I departments. The division also recruits and trains F&I personnel and monitors performance levels of our dealerships and product lines.

Finance and Insurance

         We offer our customers a wide range of financing and leasing alternatives for the purchase of vehicles. In addition, as part of each sale, we also offer customers warranty or extended service contracts.

         We sell our vehicle financing contracts and leases to other parties, instead of directly financing sales. This reduces our exposure to loss from financing activities. We receive a fee from the lender for originating and sale of the loan or lease but we are assessed a chargeback fee by the lender if a loan is canceled, in most cases, within 90 days of making the loan. Early cancellation can result from early repayment because of refinancing of the loan, the sale or trade-in of the vehicle, or default on the loan. We establish an allowance to absorb estimated chargebacks and refunds. F&I revenue is recorded net of these chargebacks.

Sales and Marketing

         Our sales philosophy is to provide customer-oriented service designed to meet the needs of a diverse, increasingly sophisticated and demanding body of automotive consumers. We seek to provide our customers with a satisfying, pleasant and informative retailing experience that entails "one-stop" shopping convenience, no-haggle competitive pricing and a sales staff that is knowledgeable about our product offerings and responsive to the customer's needs. Continuous training of our sales force focuses on providing skills that improve each salesperson's interactions with customers. A key management tool for us is the customer service index, or CSI score, which is derived from data accumulated by manufacturers through customer surveys. Management carefully monitors these scores to improve dealership operations and uses these as a factor in determining compensation.

         Our marketing efforts focus on continuing and increasing business with existing customers as well as referral and new customers. We employ mass-marketing and advertising in various media, including television, radio, newspaper, billboard, direct mail and the Internet to attract a broad retail customer base and to establish us as a nationally-recognized brand name.

         Our goal is for the FirstAmerica Automotive name, logo and Internet address to become symbols of value, convenience, selection and outstanding customer service in our target market. Once a consumer does business with any of our dealerships we want that consumer to feel that he or she has chosen a company that can supply a lifetime of automotive products and services. We are continuing to develop our FirstAmerica Automotive brand through a multi-level process:

         o We have established a consistent look and message in all of our advertising. FirstAmerica Automotive branded formats are now in use for all print, radio, television and Internet advertising. We consistently use our corporate colors, logo and Internet address to develop brand identity and to solidify a clear image in the consumer's mind. Our newspaper advertising campaign won the Dealer Automotive Newspaper Display Advertising Award for best campaign by an individual dealer in 1996, 1997 and 1998 and for best of show in 1997 and 1998.

         o We recently launched a company-wide consumer benefit program, which initially focuses on our used car operations. This program includes our introduction of our used car reconditioning, certification and roadside assistance program, "Pre-Owned, Pre-Loved."

         o We intend to update dealership signage in all locations to include our logo. All of our company vehicles including customer shuttles and parts delivery trucks will include our name and logo.

         o We plan to migrate dealership names in markets where we have a cluster of dealerships to include "FirstAmerica Automotive" in the dealership's name and signage, along with our logo.

         Our goal is to create an advertising program that focuses on building a long-term relationship with consumers, but does not alienate any particular manufacturer. As we build brand awareness we intend to become less reliant on price point advertising and more focused on delivering a value message.

         Additionally, we have adopted a three-tiered Internet marketing strategy. The first tier uses our own Web site, www.anyauto.com, which provides users access to information related to all of our dealerships. We include the Internet address of this site in all of our marketing material. The second tier involves using our relationship with www.autotown.com to provide additional customer prospects through a credible third-party provider of comparative automotive information. Finally, we use our buying power to obtain the lowest-cost leads from most major Internet purchase request providers, including Auto-by-Tel, Autoweb.com, Auto Mall U.S.A. and CarPoint. We have a staff in each of our dealerships dedicated to handling Internet prospects as well as regional Internet directors to assist in training and process development. In addition, we have an advisory committee that explores future product development and alternative distribution methods seeking to use the Internet's potential as a source of additional revenue. We believe the California market is particularly well suited to Internet sales initiatives. A portion of our 1998 new vehicle sales through the dealerships resulted from leads generated through www.anyauto.com and Web sites of third party lead providers.

Auto Town

         In late 1998, we purchased Auto Town which develops proprietary software applications for automobile dealerships. These applications serve four primary functions: (1) Internet Web site administration, (2) customer tracking,
(3) inventory tracking and (4) an easy-to-use finance and insurance module that is fully integrated with leading accounting packages. These software applications are designed to enhance dealership sales, efficiencies and profitability.

Relationships with Manufacturers

         Each of our dealerships operates under one or more separate sales and service or dealer agreements with one or more manufacturers that govern the relationship between the dealership and the manufacturer. Through our wholly owned subsidiaries, we currently have 24 separate dealer agreements with nine manufacturers. We have entered into one or more dealer agreements with the following manufacturers:

         o  Honda                    o  Mitsubishi
         o  Toyota                   o  Nissan
         o  Chrysler                 o  Volkswagen
         o  General Motors           o  BMW
         o  Isuzu

         In general, each dealer agreement specifies the location of the dealership in a specified market area. Each dealer agreement also requires the dealer to meet specified standards regarding showrooms, facilities and equipment for servicing vehicles, inventories, minimum net working capital, personnel training and other aspects of dealership operations. Each dealer agreement also gives each manufacturer the right to approve the dealership's general manager and any material change in management or ownership of the dealership. Each manufacturer may terminate a dealer agreement under limited circumstances, like a change in control of the dealership without manufacturer approval, material impairment of the financial condition of the dealership, insolvency or bankruptcy of the dealership or a material breach of other provisions of the dealer agreement.

         Manufacturers' policies regarding public ownership of dealerships continue to evolve as the consolidation of automobile dealerships by publicly held companies progresses. We believe that these policies will continue to change as more dealership groups sell their stock to the public and as established public dealership groups acquire more dealerships. All of the manufacturers with which we currently have dealer agreements have approved us as a publicly held entity. Some of the manufacturers have, however, placed restrictions on our ability to acquire additional dealerships as well as on the transferability of our common stock. These policies could have a material adverse effect on our business. See "Factors That May Affect Future Results -- Automobile manufacturers exercise significant control over operations and we are dependent on them to operate our business."

Nissan

         In addition to our customary dealer agreement with Nissan, we have entered into a contiguous market ownership agreement with Nissan and related agreements for us to own and operate multiple and contiguous Nissan dealerships in two contiguous market areas or CMOs in the San Francisco Bay Area. These CMO agreements provide that if we want to sell one Nissan dealership within the CMO, Nissan has the right to require that we sell all or none of our dealerships within that area. Further, if we want to sell or transfer one of our two San Francisco Bay Area contiguous market areas without Nissan's consent, Nissan may require us to sell or transfer one or all, or any combination, of the areas to a proposed buyer acceptable to Nissan. Termination of one Nissan dealer services agreement within a CMO constitutes termination of all dealer agreements within that CMO.

Toyota

         Under our agreement with Toyota, the number of Toyota dealerships we may acquire is restricted to:

         o the greater of one dealership or twenty percent of the Toyota dealer count in a "Metro" market (Metro markets are multiple Toyota dealership markets within some geographic areas as defined by Toyota);

         o the lesser of five dealerships or 5% of the Toyota dealerships within regional geographic areas designated by Toyota; and

         o  seven Toyota dealerships nationally.

         Our agreement with Toyota also limits the number of Lexus dealerships we may acquire to not more than:

         o two Lexus dealerships in any Area regional geographic area designated by Toyota; or

         o  three Lexus dealerships nationally.

         We currently own and operate three Toyota dealerships and one Lexus dealership. Subject to the restrictions limiting the acquisition by us of additional dealerships within specified geographic regions, we are currently limited to acquiring not more than four additional Toyota dealerships and two additional Lexus dealerships. Under our agreement with Toyota, Toyota has the right to approve any acquisition of 20% or more of the voting power of our outstanding stock by any person or entity. If Toyota reasonably determines that the person or entity is unqualified, or has interests incompatible with Toyota, we must reacquire the stock until the person or entity holds less than 20%. If we cannot reacquire the stock, Toyota may force us to sell our dealerships, or Toyota may purchase the dealerships from us.

         After we entered into our agreement with Toyota, Toyota modified its policy on public ownership of multiple dealerships. Under the current Toyota policy, a single owner may own and operate in excess of seven Toyota dealerships if the owner can demonstrate that it meets capitalization and management requirements established by Toyota for multiple dealer ownership. The multiple ownership policy limits the number of Toyota dealerships in a region provided that the number of dealerships in a region varies depending on whether the sales volume of the dealerships are less than 9% of the sales volume of the entire region. Toyota's San Francisco region provides for a limit of three Toyota dealerships, as long as the dealerships have a combined sales volume of more than 9% of the regions or up to four dealerships as long as the sales volume of the combined dealerships is less than 9% of the region. Further, Toyota's policy provides that no owner shall own or control dealerships that represent more than 20% of the dealerships in a Metro market as defined by Toyota.

Honda

         Our current agreement with Honda limits our ability to acquire additional Honda dealerships and restricts the transferability of our common stock. Our agreement with Honda limits our ownership and acquisition of Honda dealerships to not more than:

         o one Honda dealership in a Metro market, a geographical area designated by Honda, having two to ten Honda dealerships;

         o two Honda dealerships in a Metro market having 11 to 20 Honda dealerships;

         o three Honda dealerships in a Metro market having 21 or more Honda dealerships;

         o 4% of the Honda dealerships in any one of ten Honda geographic zones (large geographic areas designated by Honda); and

         o  seven Honda dealerships nationally.

         Our agreement with Honda further limits our ownership of Acura dealerships to not more than:

         o one Acura dealership in a Metro market having two or more Acura dealerships;

         o two Acura dealerships in any one of six Acura zones (large geographical areas designated by Honda); and

         o  three Acura dealerships nationally.

         Our agreement with Honda further requires that specific current stockholders retain voting control of us. This requirement restricts the number of shares we can sell to the public. Honda also has the right to disapprove the acquisition by any individual or entity of more than 5% of our outstanding capital stock. If this type of acquisition takes place without Honda's consent, Honda may force us to sell all of the assets of our Honda and Acura dealerships.

         Honda has proposed a new agreement to replace our current agreement. Under the proposed new agreement, Honda's general policy regarding ownership of Honda dealerships by publicly traded companies would be applicable to us. The new Honda policy does not prohibit public trading of our stock or require specific ownership percentage by current stockholders. The new policy also does not require that we obtain Honda's consent to any equity offering. The new policy does, however, retain Honda's right to approve our acquisition of any Honda or Acura dealership, and does provide that Honda may force us to sell our dealerships if a person or entity with interests adverse to Honda acquires more than 5% (or 10% if the entity is an institutional investor) of our outstanding stock.

California Law

         Statutes in California and other states in which we may expand limit manufacturers' control over dealerships.

         o Under California law, despite any contrary terms in a dealer agreement, manufacturers may not unreasonably withhold approval for the sale of a dealership. Acceptable grounds for disapproval include the unsatisfactory financial condition of the proposed transferee and the unsatisfactory experience in the automobile business of the proposed transferee, including CSI scores and sales results of the proposed transferee with respect to other automobile dealerships owned or operated by the proposed transferee.

         o Despite any provision in the franchise agreement, no manufacturer may modify, replace, enter into, relocate, terminate, or refuse to renew a franchise agreement without good cause. Good cause considerations include, among other things, the amount of business transacted by the franchisee as compared to business available to the franchisee, whether the proposed termination or modification is injurious or beneficial to the public welfare, whether the franchisee has adequate motor vehicles sales and service facilities and qualified personnel, and the extent of the franchisee's failure to comply with the terms of the franchise agreement.

         o Prior to the termination of a franchise, the dealer has the right to a hearing before the California New Motor Vehicle Board where the manufacturer will have the burden of proof that the franchisee has violated the franchise agreement.

         o The manufacturer may not appoint new dealers or allow the relocation of any dealers without notifying dealers in the relevant market area who will have a right to file a protest with the California New Motor Vehicle Board prior to the opening of a new dealership. A protest will determine whether good cause appears for the appointment of a new dealer in a market area. Good cause considerations include whether the manufacturer is adequately represented in the area and if it is in the best interest of the public to establish a new dealership in the market area.

Competition

         Automobile retailing is a highly competitive business with over 22,000 franchised automobile dealerships in the United States at the beginning of 1998. Our competition includes:

         o franchised automobile dealerships selling the same or similar makes of our new and used vehicles in the same markets as us and sometimes at lower prices than ours;

         o  other franchised dealers;

         o  independent leasing companies, parts brokers and warehouse clubs;

         o  private market buyers and sellers of used vehicles;

         o  online purchasing services;

         o  used vehicle dealers; and

         o  service center chains and independent service and repair shops.

         Gross profit margins on sales of new vehicles have been generally declining since 1986. We do not have any cost advantage in purchasing new vehicles from the manufacturers. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership locations to sell new vehicles. The following characterizes the types of competition we face:

         o The used car market faces increasing competition from non-traditional outlets such as nationwide networks of used vehicle "superstores" like AutoNation or CarMax which use sales techniques such as one-price and "no-haggle" shopping. Some of these used car "superstores" have opened in markets where our dealerships compete. We, along with our competition, are beginning to use the Internet as part of the sales process. Consumers are using the Internet to comparison shop for vehicles, which may further reduce margins for new and used cars. No-haggle sales methods are also being tried for new car sales by at least one of these superstores and dealers for Saturn and other makes.

         o Some recent market entrants may be capable of operating on smaller gross margins than ours and may have greater financial, marketing and personnel resources than ours.

         o Ford, General Motors and Saturn have acquired dealerships in various cities in the United States. Other manufacturers may also directly enter the retail market in the future, which could have a material adverse effect on our business.

         o The increased popularity of short-term vehicle leasing has also resulted in a large increase in the number of late-model used vehicles available in the market, which puts added pressure on the profit margin on used vehicle sales margins.

         o As we seek to acquire dealerships in new markets, we may face significant competition (including competition from other publicly owned dealer groups) as we strive to gain market share.

         Our finance and insurance business and other related businesses, which have higher contributions to earnings than the sale of new and used vehicles, are subject to strong competition from third parties which may increase if these third parties are able to sell products over the Internet.

         We believe that the principal competitive factors in vehicle sales are:

         o  the marketing campaigns conducted by manufacturers;

         o the ability of dealerships to offer a wide selection of the most popular vehicles; and

         o  the location of dealerships and the quality of customer service.

         Other competitive factors include customer preference for makes of automobiles, pricing (including manufacturer rebates and other special offers) and warranties. We believe our dealerships are competitive in all of these areas.

         In addition to competition for vehicle sales, our dealerships compete against other franchised dealers to perform warranty repairs and other vehicle dealers, franchised and independent service center chains and independent garages for non-warranty repair and routine maintenance business. We believe that the principal competitive factors in parts and service sales are:

         o  price;

         o  the use of factory-approved replacement parts;

         o  the familiarity with a dealer's makes and models;

         o  convenience; and

         o  the quality of customer service.

         A number of regional and national chains offer selected parts and service at prices that may be lower than our prices.

         In arranging or providing financing and insurance for our customers' vehicle purchases, we compete with a broad range of financial institutions. We believe that the principal competitive factors in providing financing are convenience, interest rates and contract terms.

         Our success depends, in part, on national and regional automobile-buying trends, local and regional economic factors and other regional competitive pressures. We sell our vehicles in the greater San Francisco Bay Area, the San Jose metropolitan area, San Diego County and in the Los Angeles market, all of which are in

California. Conditions and competitive pressures affecting these markets, like price-cutting by dealers in these areas, or in any new markets we enter, could adversely affect us, although the retail automobile industry as a whole might not be affected. See "Factors That May Affect Future Results -- Intense competition in vehicle retailing and related businesses could reduce our profit margins."

Governmental Regulations and Environmental Matters

         A number of regulations affect the business of marketing, selling, financing and servicing automobiles. We are also subject to laws and regulations relating to business corporations generally.

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

California Dealership Laws

         Under California law as well as the laws of other states into which we may expand, we must obtain a license in order to establish, operate or relocate a dealership or operate an automotive repair service. The licensing of automobile dealerships in California is principally within the jurisdiction of the California Department of Motor Vehicles. In addition to establishing licensing requirements, California law also regulates aspects of the conduct of our business, including our advertising and sales practices. Other states may have similar requirements.

Lemon Laws

         Our operations are also subject to consumer protection laws known as "Lemon Laws." These laws typically require a manufacturer or dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require written disclosures to be provided on new vehicles, including anticipated gas mileage and pricing information.

Import Restrictions

         The imported automobiles we purchase are subject to U.S. customs duties. In the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Currently, U.S. customs duties are generally assessed at 2.5% of the customs value of the automobiles imported, as classified pursuant to the Harmonized Tariff Schedule of the United States. See "Factors That May Affect Future Results -- Imported product restrictions and foreign trade risk may impair our ability to sell foreign vehicles profitably."

Financing Laws

         Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity regulations as well as state and local motor vehicle finance laws, installment finance laws, usury laws and other installment sales laws. Some states regulate finance fees that may be paid as a result of vehicle sales.

Environmental Laws

         Federal, state and local environmental regulations, including regulations governing air and water quality, the clean-up of contaminated property and the storage and disposal of gasoline, oil and other materials, also apply to us and our dealership properties. As with automobile dealerships generally, and service parts and body shop operations in particular, our business involves the use, storage, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes and other environmentally sensitive materials. Our business also involves the past and current operation and/or removal of aboveground and underground storage tanks containing these substances or wastes. Accordingly, we are subject to regulation by federal, state and local authorities which establish health and environmental quality standards, provide for liability related to those standards, and in some circumstances provide penalties for violations of those standards. We are also subject to laws, ordinances and regulations governing remediation of contamination at facilities we operate or to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.

         We believe that we do not have any material environmental liabilities and that compliance with environmental laws and regulations will not, individually or in the aggregate, have a material adverse effect on our results of operations or financial condition. Further, environmental laws and regulations are complex and subject to frequent change. In addition, in connection with our acquisitions, it is possible that we will assume or become subject to new or unforeseen environmental costs or liabilities, some of which may be material. Compliance with current or amended, or new or more stringent, laws or regulations, stricter interpretations of existing laws or the future discovery of environmental conditions subject us to additional expenditures and these expenditures may be material. See "Factors That May Affect Future Results --Governmental regulation and environmental regulation compliance costs may have a material adverse effect on our profits."

         We believe that we comply in all material respects with the laws affecting our business. Possible penalties for violation of any of these laws include revocation of our licenses and fines. In addition, many laws may give customers a private cause of action.

Employees

         As of December 31, 1998, we employed 1,431 people, of whom approximately 143 were employed in executive and managerial positions, 344 were employed in non-managerial sales positions, 743 were employed in non-managerial parts, service and other positions and 201 were employed in administrative support positions.

         We believe that many dealerships in the retail automobile industry have difficulty in attracting and retaining qualified personnel for a number of reasons, including the historical inability of dealerships to provide employees with an equity interest in the profitability of the dealerships. We provide certain executive officers, managers and other employees with stock options. We believe these types of equity incentives are attractive to our existing and prospective employees. See "Factors That May Affect Future Results -- The loss of key personnel and our limited management and personnel resources could adversely affect our operations and growth."

         We believe that our relationship with our employees is good. Approximately 55 of our employees are represented by a labor union. Because of our dependence on manufacturers, we may be affected by labor strikes, work slowdowns and walkouts at a manufacturer's manufacturing facilities. See "Factors That May Affect Future Results -- Automobile manufacturers exercise significant control over our operations and we are dependent on them to operate our business."

Item 2.  Properties.

         Our principal executive offices are located at 601 Brannan St., San Francisco, California 94107, and our telephone number is (415) 284-0444. These executive offices are located on the premises occupied by our downtown San Francisco service center.

         Our dealerships are generally located along major U.S. or interstate highways. One of the principal factors we consider in evaluating an acquisition candidate is its location. We prefer to acquire dealerships located along major thoroughfares, primarily interstate highways with ease of access, which can be easily visited by prospective customers.

         We lease 20 properties, which are utilized by our dealership operations, generally under long term leases. There are four leases that will expire by March 31, 2000. We believe that our facilities are adequate for our current needs. Certain of these leases are related party leases. See "Certain Relationships and Related Transactions."

         Under the terms of our franchise agreements with manufacturers, we must maintain an appropriate appearance and design of our facilities and we are restricted in our ability to relocate our dealerships. See "Business -- Relationships with Manufacturers."

Item 3.  Legal Proceedings.

         From time to time, we are named in claims involving the manufacture of automobiles, contractual disputes and other matters arising in the ordinary course of our business. Currently, no legal proceedings are pending against or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

         There is no established public trading market for any class of our common stock. As of December 31, 1998, there were approximately 339 holders of record of our Class A Common Stock and seven holders of record of our Class B Common Stock. Because many of our shares of Class A Common Stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the exact number of stockholders represented by the holders of record, but we believe the actual number of underlying holders of record to be in excess of 300.

         We have not paid dividends on any class of our common stock for our two most recent fiscal years or any subsequent interim period, excluding S distributions made to stockholders when we were taxed as an S corporation. We currently intend to retain future earnings, if any, to finance the development and expansion of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our certificate of incorporation restricts the payment of dividends on our capital stock under certain circumstances. Specifically, it prohibits the payment of dividends on our common stock so long as any shares of our 8% Cumulative Redeemable Preferred Stock due 2005 remain outstanding and any dividends owed thereon remain unpaid. Under the terms of our financing arrangements, we are also subject to restrictions on paying dividends on our common stock.

Recent Sales of Unregistered Securities

         In connection with and in partial consideration for consulting services performed for us, on October 1, 1998, we issued warrants to purchase 40,000 shares of our Class A Common Stock to Brown, Gibbons & Lang.

The exercise price of these warrants is $2.00 per share. These warrants are exercisable at any time prior to October 1, 2003.

         In connection with our lending arrangements, on October 1, 1998, we issued $12,000,000 in notes and 500,000 shares of our Class B Common Stock for an aggregate consideration of $1,000,000 to three affiliates of Trust Company of the West.

         In connection with our acquisition of DSW & Associates, Inc., d/b/a AutoTown, on December 31, 1998, we issued an aggregate of 335,015 shares of Class A Common Stock to former shareholders of Autotown in exchange for shares of stock of Autotown.

         The issuances described above were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Item 6.  Selected Consolidated Financial Information.

         The following table sets forth our historical consolidated financial information. The statement of operations data for each of the calendar years in the four year period ended December 31, 1998 and the balance sheet data as of December 31, 1995, 1996, 1997 and 1998 have been derived from our consolidated financial statements audited by KPMG, LLP, independent auditors. The statement of operations for the year ended December 31, 1994 and the balance sheet data as of December 31, 1994 are unaudited. The following selected consolidated financial information and notes thereto should be read in conjunction with our consolidated financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The following selected financial data represents the historical financial information of the former Tom Price dealerships prior and subsequent to our Combination with them on July 11, 1997, and the financial information of all the other dealerships acquired by us from their dates of acquisition.

         Selected financial data for each of the five years ended December 31, 1998, is as follows (in thousands, except for share data):

                                                                                 Years Ended December 31,
                                                              --------------------------------------------------------------
                                                                    1994        1995         1996        1997        1998
                                                              --------------------------------------------------------------
                                                                (unaudited)
Statement of Operations, Data
       Revenues
          New vehicle                                             $134,980    $147,088    $ 200,185    $290,281    $475,847
          Used vehicle                                              53,280      60,967       81,706     111,616     191,829
          Service and parts                                         30,441      33,428       42,416      58,707      91,134
          Other dealership revenues, net                             3,680       6,702        8,215      13,444      24,261
                                                              --------------------------------------------------------------
              Total sales                                          222,381     248,185      332,522     474,048     783,071

       Cost of sales                                               189,757     213,463      288,918     406,296     663,902
          Gross profit                                              32,624      34,722       43,604      67,752     119,169
       Selling, general and
          administrative expenses                                   28,424      30,060       38,330      58,761      99,603
       Depreciation and amortization                                   284         381          611         678       1,952
       Combination and related expenses                                 --          --           --       2,268          --
                                                              --------------------------------------------------------------
              Operating income                                       3,916       4,281        4,663       6,045      17,614

       Interest expense, floor plan                                (2,160)     (2,864)      (2,922)     (3,669)     (5,521)
       Interest expense, other                                          --          --           --     (1,866)     (5,432)
                                                              --------------------------------------------------------------
              Income before income taxes                             1,756       1,417        1,741         510       6,661
       Income tax expense                                               47          26           48         446       2,864
                                                              --------------------------------------------------------------
              Net income                                            $1,709      $1,391       $1,693         $64      $3,797
                                                              ==============================================================


       Net income (loss) per common share--diluted (1)              $0.19       $0.15        $0.19    $ (0.01)       $0.23
                                                              ==============================================================

       Weighted average common shares outstanding
          --diluted (1)(2)                                          5,526       5,526        5,526      10,915      14,928
                                                              ==============================================================


Balance Sheet Data
       Total assets                                                $46,403     $54,423     $ 56,127    $124,002    $178,452
       Long-term debt                                                  686         112           --      21,938      34,547
       Redeemable preferred stock                                       --          --           --       3,439       3,579
       Stockholders' equity (3)                                      6,573       6,644        4,880       6,563      11,716

-----------------------------
(1) We were an S corporation until January 1, 1997. Accordingly, we were not subject to federal income taxes prior to January 1, 1997. Adjusted net income of $1,027, $836 and $1,025 was used to calculate net income per share for 1996, 1995 and 1994, respectively, which reflects the adjusted effect of federal and state income taxes as if we had been a C corporation, based on the effective tax rates that would have been in effect during these periods.

(2) Prior to 1997, adjusted net income per share is calculated using the 5,526,000 shares issued to the stockholders of the former Tom Price dealerships we combined with in July 1997.

(3) Stockholders' equity is presented net of advances to stockholders during the years 1994 through 1996. Accordingly, the change in stockholders' equity is reflected net of stockholders' advances.


Item 7. Management's Discussion and Analysis of Financial Condition and Operating results.

         The following discussion of the results of operations and financial condition should be read in conjunction with our Consolidated Financial Statements and the related notes thereto in this Form 10-K.

Overview

         We are a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. We currently operate in four major metropolitan markets in California, and are focusing our consolidation strategy in the western United States. We generate revenues through all activities typical of automotive dealerships. These consist of the sale and lease of new and used vehicles, parts and service sales, collision repair service revenues, financing fees, vehicle insurance commissions, document processing fees, extended service warranty sales, and after-market product sales. As of December 31, 1998, we sold 12 domestic and foreign brands consisting of BMW, Buick, Dodge, Honda, Isuzu, GMC, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

         In July 1997, we combined with a group of six automobile dealerships then owned by Thomas A. Price, our president and chief executive officer. The combination was accounted for as the acquisition of us by the former Tom Price dealerships, and accordingly, the financial information for periods before the combination represent financial information of the former Tom Price dealerships.

         New vehicle revenues include the sale and lease of new cars and light trucks. Used vehicle revenues include retail and wholesale sales of used cars and light trucks. Service and parts revenues include vehicle servicing revenues, warranty repairs, collision repairs and sales of parts to retail and wholesale customers. Other dealership revenues include financing fees, document processing fees, vehicle insurance commissions, extended service warranty contract sales and after-market product sales.

         Our gross margin varies based on the mix between new vehicle sales, used vehicle sales, parts and service sales and other dealership revenues. Gross margins on new vehicle sales can be affected by the availability of popular model types as well as manufacturer promotions. Factors such as seasonality, weather, and cyclicality may also impact our product mix and influence our gross margin. Used vehicle gross margins are primarily impacted by supply and the price of new vehicles. Service and parts gross margins are primarily impacted by the productivity and wage rate of service personnel.

         Sales commissions, salaries, advertising and rent constitute the largest components of selling, general and administrative expenses. Interest expense primarily consists of interest charges on debt incurred for vehicle inventory financing and interest on debt incurred for dealership acquisitions.

         Vehicle sales are cyclical and can be impacted by consumer confidence, levels of consumer disposable income, inflation, interest rates, credit availability, and other economic conditions. A significant portion of the costs associated with vehicle sales are variable costs and can be adjusted during periods of depressed sales. The parts and service repair business can be counter cyclical to vehicle sales to the extent customers repair and service vehicles rather than replace them.

         We have accounted for all of our acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of acquisitions prior to the date they were acquired by us.

Results of Operations

         The following table summarizes, for the periods presented, the percentages of total revenues represented by certain items reflected in our statement of operations.

                                                               Years Ended December 31,
                                                               ------------------------
                                                        1996              1997            1998
                                                  ------------------------------------------------

         New vehicles                                       60.2%           61.2%           60.8%
         Used vehicles                                      24.6%           23.6%           24.5%
         Service and parts                                  12.8%           12.4%           11.6%
         Other dealership revenues, net                      2.4%            2.8%            3.1%
                                                  ------------------------------------------------
         Total sales                                       100.0%          100.0%          100.0%
         Gross profit                                       13.1%           14.3%           15.2%
                                                  ------------------------------------------------
         Incomes before income taxes                         0.5%            0.1%            0.9%
                                                  ================================================

New vehicle sales statistics:

                                                             Years Ended December 31,
                                                             ------------------------
                                                         1996              1997           1998
                                                  ------------------------------------------------
         Units                                              9,450          13,835          20,468
         Sales (in thousands)                            $200,185        $290,281        $475,847
         Gross profit (in thousands)                      $12,907         $18,869         $37,121
         Gross margin                                        6.45%           6.50%           7.80%
         Gross profit per unit                             $1,366          $1,364          $1,814

Used vehicle retail sales statistics, excluding wholesale sales and units:

                                                       Years Ended December 31,
                                                       ------------------------
                                                  1996                 1997             1998
                                        ---------------------------------------------------------
         Units                                       4,921              6,639              9,901
         Sales (in thousands)                      $67,944            $90,436           $141,946
         Gross profit (in thousands)                $5,522             $8,841            $13,560
         Gross margin                                 8.13%              9.78%              9.55%
         Gross profit per unit                      $1,122             $1,332             $1,370

Service and parts statistics:

                                                        Years Ended December 31,
                                                        ------------------------
                                                   1996               1997           1998
                                           --------------------------------------------------
         Sales (in thousands)                      $42,416          $58,707          $91,134
         Gross profit (in thousands)               $16,966          $26,512          $41,711
         Gross margin                                 40.0%            45.2%            45.8%

1998 Compared to 1997

         Sales. Our sales increased $309.1 million or 65.2% to $783.1 million for the year ended December 31, 1998 from $474.0 million in 1997. We acquired four dealerships in 1998 and eight dealerships in 1997, which for the periods following their acquisition accounted for $288.5 million or 93.4% of the increase in 1998 sales.

                  New vehicles. In 1998 and 1997, we sold 20,468 and 13,835 new vehicles, generating revenues of $475.8 million and $290.3 million, which constituted 60.8% and 61.2% of our total sales. The increase in revenues and units was due primarily to the dealerships acquired in 1998 and 1997. Average unit prices increased 10.8% from $20,982 to $23,248 per vehicle due to the higher mix of luxury vehicles sold in 1998.

                  Used vehicles. In 1998, we sold 9,901 retail used vehicles and 7,137 wholesale used vehicles. In 1997, we sold 6,639 retail used vehicles and 4,182 wholesale used vehicles. This increase in units was primarily due to the dealerships acquired in 1998 and 1997. Total used vehicle sales were $191.8 million and $111.6 million in 1998 and 1997. Retail and wholesale used vehicle sales comprised 24.5% of our total sales in 1998 compared to 23.6% of our total sales in 1997. Our average price used vehicle unit increased 9.2% from $10,315 to $11,259 per vehicle.

                  Service and parts. Service and parts revenue increased 55.2% in 1998 from $58.7 million in 1997 to $91.1 million, primarily due to dealerships acquired in 1998 and 1997.

                  Other dealership revenues, net. Other dealership revenues increased 80.5% from $13.4 million in 1997 to $24.3 million in 1998 due to dealerships acquired in 1998 and 1997 as well as a $2.1 million increase from our dealer services subsidiary which we started in late 1997.

         Gross profit. Gross profit increased 75.8% during 1998 and totaled $119.2 million, compared with $67.8 million for 1997. Our overall gross profit margins increased to 15.2% in 1998, from 14.3% in 1997, primarily due to increase in new vehicles margins and an increase in other dealership revenues as a percentage of total sales. The gross profit margin on new vehicle sales increased to 7.8% in 1998, from 6.5% in 1997. The gross profit margin on used vehicle sales was 8.4% in 1998 and 8.0% in 1997. This increase was due to increased margins on wholesale used vehicles resulting from our centralized wholesale vehicle auction started in December 1997. Gross profit margins on service and parts increased to 45.8% in 1998 from 45.2% of revenues in 1997, primarily due to increased emphasis on service operations and profitability.

         Selling, general and administrative expense. Our selling, general and administrative expense increased $40.8 million, or 69.5%, to $99.6 million for 1998 compared to $58.8 million for 1997. Selling, general and administrative expense as a percentage of sales increased to 12.7% for 1998 from 12.4% for 1997. The increase was due primarily to an increase in compensation for additional personnel and management required as a result of dealership acquisitions and building a management structure for executing our acquisition strategies.

         Depreciation and amortization. Depreciation and amortization expense increased $1.3 million, or 188%, to $2.0 million for 1998, compared to $0.7 million for 1997. The increase was due to additional depreciation and goodwill amortization from acquired dealerships.

         Combination and related expenses. During 1997, we incurred $2.3 million of legal, accounting, consulting and compensation expenses associated with our combination with the former Tom Price dealerships and the development of our organization and business plan. No similar expenses were incurred in 1998.

         Interest expense. Floor plan interest expense increased $1.9 million or 50.5% to $5.5 million for the year ended December 31, 1998 compared to $3.7 million for 1997 primarily as a result of increased floor plan debt in 1998 from the acquired dealerships. Interest expense other than floor plan increased, $3.6 million or 191% to $5.4 million for the year ended December 31, 1998. The increase was due to debt incurred from dealerships we acquired.

         Income tax expense. Income tax expense increased to $2.9 million in 1998 from $0.4 million in 1997 due to higher pretax income in 1998. Our effective income tax rate for 1998 was 43% compared to 88% for 1997 due to certain non-deductible expenses incurred in 1997. Our effective tax rate in the future may be affected by certain nondeductible expenses incurred as a result of additional acquisitions.

         Net income. Net income increased from $64,000 in 1997 to $3.8 million in 1998, due to the effects of the items discussed above.

1997 Compared to 1996

         Sales. Sales increased $141.5 million, or 42.6% to $474.0 million for the year ended December 31, 1997 from $332.5 million in 1996. We acquired eight dealerships in 1997, which accounted for $133.2 million or 94.1% of the increase in 1997 revenues.

                  New vehicles. In 1997 and 1996, we sold 13,835 and 9,450 new vehicles, generating revenues of $290.3 million and $200.2 million, which constituted 61.2% and 60.2% of our total sales. The increase in revenues and units was due primarily to the dealerships acquired in 1997. Average unit prices decreased 1.0% from $21,184 to $20,982 per vehicle due to the lower prices in the product mix of dealerships acquired in 1997.

                  Used vehicles. In 1997, we sold 6,639 retail used vehicles and 4,182 wholesale used vehicles. In 1996, we sold 4,921 retail used vehicles and 3,073 wholesale used vehicles. Total used vehicle sales were $111.6 million and $81.7 million in 1997 and 1996, respectively. Retail and wholesale used vehicle sales comprised 23.6% of our total sales in 1997 compared to 24.6% of our total sales in 1996. Our average used vehicle unit prices increased from $10,221 to $10,315 per vehicle.

                  Service and parts. Service and parts sales increased 38.4% in 1997 from $42.4 million in 1996 to $58.7 million, due to a 38.4% increase in service department maintenance and repairs, largely attributable to the dealerships acquired in 1997.

                  Other dealership revenues, net. Other dealership revenues increased 63.7% from $8.2 million in 1996 to $13.4 million in 1997, primarily due to the eight dealerships acquired in 1997.

         Gross profit. Our overall gross profit margins increased from 13.1% in 1996 to 14.3% in 1997, primarily due to increases in margins on sales, parts and other, and to a lesser extent, increases in the used vehicle profit margins. Gross profit increased 55.4% during 1997 and totaled $67.8 million, compared with $43.6 million for 1996, due to the increase in new and used vehicle unit sales as well as the increase in service, parts and other operating revenues contributed from the dealerships acquired in 1997. The gross profit margin on new vehicle sales during 1997 and 1996 was relatively consistent at 6.5%. The gross profit margin on used vehicle sales was 8.0% in 1997 and 6.8% in 1996. This increase was primarily due to our emphasis on improving the used vehicle reconditioning process and implementation of best practices. Gross profit margins on service and parts increased from 40.0% in 1996 to 45.2% in 1997, primarily due to higher profitability in service, parts and maintenance activities due to increased emphasis on its service operations and profitability.

         Selling, general and administrative expense. Our selling, general and administrative expense increased $20.4 million, or 53.3%, to $58.8 million for 1997 compared to $38.3 million for 1996. Selling, general and administrative expense as a percentage of sales increased to 12.4% for 1997 from 11.5% for 1996. The increase was due primarily to an increase in compensation for additional personnel and management required as a result of dealership acquisitions and the activities associated with building a management structure for executing our acquisition strategy.

         Depreciation and amortization. Depreciation and amortization expense increased $0.1 million, or 11.0%, to $0.7 million for 1997, compared to $0.6 million for 1996.

         Combination and related expenses. In 1997 we incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with our combination with the former Tom Price dealerships and the development of our organization and business plan. There were no similar expenses in 1996.

         Interest expense. Floor plan interest expense increased $0.7 million or 25.6% to $3.7 million for the year ended December 31, 1997 compared to $2.9 million for 1996 primarily as a result of increased floor plan debt in 1997 from the acquired dealerships. Interest expense other than floor plan increased due to debt incurred for the acquisition of additional dealerships during 1997.

         Income tax expense. Income tax expense increased to $0.4 million in 1997 from $48,000 in 1996 due to our change in status from an S Corporation to a C Corporation on January 1, 1997. Our effective tax rate for 1997 was 88% compared to 3% for 1996 due to certain non-deductible expenses incurred in 1997 and our change in tax status. On January 1, 1997, our change in tax status resulted in the recognition of $1.6 million in net deferred tax assets, which was offset by a $1.4 million tax liability resulting from a change in accounting for inventory.

         Net income. Net income decreased from $1.7 million in 1996 to $64,000 in 1997, primarily due to one-time combination with the former Tom Price dealerships, increased interest expense relating to acquisitions offset by increased operating income from acquired dealerships.

Liquidity and Capital Resources

         Our cash and liquidity requirements are primarily for acquiring new dealerships, working capital, information systems and expanding existing facilities. Historically, we have relied primarily upon cash flows from operations, floor plan financing, and other borrowings under our credit facility to finance our operations, and the proceeds from our private placements to finance our expansion. At December 31, 1998, we had working capital of $3.9 million including $2.2 million in cash.

         During 1998, operating activities resulted in net cash provided by operations of $4.3 million compared to $7.6 million used in operations in 1997. The increase was attributable principally to a reduction in purchased inventory, and an increase in net income, offset by a decrease in accounts payable and accrued liabilities compared to the prior year.

         In 1998, the net cash used in investing activities totaled $33.6 million, which consisted of $29.0 million used for acquisitions and $4.6 million of capital expenditures including information systems and improvements to existing facilities. This compared to $1.1 million used in 1997 for expansion and improvement of facilities and $11.7 million used for acquisition.

         In 1998, net cash provided by financing activities totaled $28.5 million, which consisted of $15.0 million resulting from the issuance of notes and $13.0 million borrowed on secured lines of credit and $1.0 million from the issuance of Class B common stock. Proceeds from the issuance of the notes and Class B common stock were used to help finance the acquisitions of dealerships. Proceeds from borrowings on secured lines of credit were used to finance acquisitions and purchase inventories. In 1997, net cash provided from financing activities totaled $22.7 million, which consisted of $16.6 million from the issuance of notes net of repayments and origination costs, $4.0 million of borrowings on secured lines of credit, and $6.2 million from the issuance of common and preferred stock, less $4.1 million of dividends and distributions paid.

Flooring Notes Payable and Secured Lines of Credit

         In 1997, we entered into a three year $175 million loan and security agreement with a financial company, replacing our existing $37 million line of credit. The loan agreement matures in July 2000.

         The loan and security agreement permits us to borrow up to $115 million in floor plan notes payable, restricted by new and a portion of our used vehicle inventory and provides for revolver advances up to $35 million, secured by used vehicle and parts inventories. The loan agreement also provides a discretionary line up to $25 million that the financial company makes at its absolute discretion upon our request.

         As of December 31, 1998 and 1997, we had floor plan notes payable and revolving advances outstanding of $81.5 and $67.4 million, $17.0 and $4.0 million, respectively. There were no discretionary advances outstanding as of December 31, 1998 and 1997.

         Floor plan notes payables are due when vehicles are sold, leased, or delivered. Revolver advances are due whenever the used vehicle and parts borrowing base as defined in the loan agreement is exceeded. Revolver advances are classified as secured lines of credit in the accompanying financial statements. The loan agreement grants a collateral interest in substantially all of our assets.

         Our ability to draw on the floor plan notes payable, revolver advances, and discretionary advances, for the purpose of acquiring automobile dealerships, is limited by the amount of vehicle and parts inventory of the acquired dealership. Consequently, we have little discretionary borrowing capacity.

         Interest rates on the floor plan notes and the revolver advances are variable and change based on movements in the prime rate. The interest rates on the floor plan notes equal prime minus 75 basis points and the interest rate on the revolver advances equals prime minus 35 basis points. During 1998 and 1997, the average monthly borrowing on the floor plan notes was $73.4 and $44.0 million, respectively, and the average monthly borrowing on the revolver advances was $13.5 and $0.3 million, respectively. The aggregate average interest rate was 7.67% and 7.75% for 1998 and 1997.

         The loan agreement contains various financial covenants such as minimum interest coverage, working capital, and maximum debt to equity ratios.

Senior Notes

         In July 1997, we entered into a securities purchase agreement with a financial company to provide an aggregate funding commitment of up to $40 million. The commitment consisted of $36 million of 12.375% senior notes, $3.5 million 8% Cumulative Redeemable Preferred Stock, or CRPS, and $0.5 million Redeemable Preferred Stock, or RPS, and up to 5 million shares of our Class B common stock.

         During 1997, we received $28 million from a financial company. In exchange, we issued notes with a principal amount of $24 million at a discount of $2.2 million, 3,500 shares of CRPS at a discount of $0.6 million, 500 shares of RPS at a discount of $0.1 million and 3,032,000 shares of Class B common stock at $0.92 per share. The notes, CRPS and RPS are due June 30, 2005.

         During 1998, we received an additional $12 million from a financial company. In exchange, we issued notes with a principal amount of $12 million at a discount of $1 million and 0.5 million shares of Class B common stock at $2.00 per share. The notes are due June 30, 2005. We used the proceeds to acquire a dealership.

         For financial reporting purposes, the difference between the issue price and the face value of each security is recorded as a discount and is amortized over the life of each security using the effective interest method. The notes discount amortization is included in interest expense and the CRPS and RPS discount amortization is recorded as a deduction from retained earnings.

         The notes are unsecured and rank behind all debts of our operating subsidiaries, rank equal to our other existing and future senior indebtedness, and are senior in right of payment to any additional subordinated debt. The CRPS and RPS shares rank behind all of our debt and the debt of our subsidiaries and have priority over our common stock. We can redeem all the notes or any part thereof, at any time, upon notice to the holders of the notes. The redemption price for the period July 1, 1998 to June 30, 1999 is 108.75% of the principal balance and decreases by 1.25% for each year on July 1, thereafter. The redemption price per share on June 30, 2005 is equal to be CRPS and RPS liquidation preference of $1,000 and $1,720, respectively. If the aggregate outstanding principal balance of the notes is less than $2 million at any time, we are required to redeem all outstanding notes.

         On July 1, 2003 and July 1, 2004, we must redeem notes in the aggregate principal amount equal to the lesser of (a) 30% of the aggregate principal amount of notes issued or (b) the aggregate amount of issued and outstanding notes on such date, at the applicable redemption price plus all accrued and unpaid interest on the notes to the redemption date. On June 30, 2005, we must redeem all remaining issued and outstanding notes, paying all outstanding principal and accrued and unpaid interest.

         If we have a public offering of our stock, we may within 45 days of the completion of the offering, redeem all the outstanding notes. In such circumstances, the redemption price for the period from July 1, 1998 to June 30, 1999 is 104.375% of the principal balance and decreases by 0.625% for each year on July 1, thereafter.

         The securities purchase agreement contains various financial covenants such as minimum interest coverage, and non-financial covenants including limitations on our ability to pay dividends, retire or acquire debt, make capital expenditures, and sell assets.

Acquisitions Closed During 1998

         On April 1, 1998, we acquired substantially all of the operating assets of Beverly Hills, BM, Ltd., a BMW automobile dealership located in West Los Angeles, California. On June 12, 1998, we acquired substantially all of the operating assets of Starfire Body Shop located in San Jose, California. On June 19, 1998, we acquired substantially all of the operating assets of Burgess Honda located in Daly City, California. On October 19, 1998, we acquired all of the outstanding capital stock of an authorized Toyota automobile dealership commonly known as Concord Toyota located in Concord, California. On November 19, 1998 we acquired substantially all of the operating assets of Woodland Hills Volkswagen. On December 31, 1998 we completed the acquisition of an automotive-related software company, DSW & Associates, Inc., commonly known as Auto Town. The aggregate consideration paid for the acquisitions completed during 1998 was $29.8 million, consisting of $29.0 million in cash and 335,015 shares of Class A Common Stock. We financed these acquisitions by borrowing $13.0 million on our secured line of credit, $11.0 million from the issuance of senior notes, $4.0 million from the issuance of other notes payable, $1.0 million from the issuance of Class B Common Stock and $0.8 million from cash provided by operations.

Acquisitions and Dispositions Closed After December 31, 1998 and Pending Acquisitions

         We completed one dealership acquisition in March 1999 and currently have one automobile dealership acquisition pending. The aggregated estimated purchase price for the two acquisitions is approximately $8.0 million. We financed the completed acquisition with $2.0 million of notes payable to sellers and a $1.0 million note payable to Thomas Price, our Chief Executive Officer. We will finance the pending acquisition utilizing our secured lines of credit.

         In March 1999, we sold the operating assets of Serramonte GMC to the manufacturer and recorded net proceeds of approximately $1.7 million.

Additional Capital for Acquisitions

         Our principal source of growth has been from acquisitions. To continue to pursue additional acquisitions, we will need to raise additional capital through the public or private issuance of equity or debt securities or through additional borrowings from financial institutions. There can be no assurance that we can obtain sufficient funding to finance our acquisition strategy.

Seasonality and quarterly fluctuations

         Our sales are usually lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, our financial performance is generally lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions also contribute to fluctuations in sales and operating results. The timing of acquisitions may also cause substantial fluctuations of operating results from quarter to quarter.

New Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 130, "Reporting Comprehensive Income." This statement establishes standards of reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for the fiscal years beginning after December 15, 1997. We have determined that net income and comprehensive income are the same for the periods presented.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Standard requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This statement is effective for financial statements for periods beginning after December 15, 1997. We operate in two business segments, automotive and software. We believe that our automobile operations constitute our only significant operating segment.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement of Position requires the capitalization of eligible costs of specialized activities related to computer software developed or obtained for internal use. We believe the adoption of this Statement of Position will not have a material effect on our financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998. We expect to adopt this Statement of Position on January 1, 1999.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Cost of Start Up Activities," which requires costs related to start-up activities to be expensed as incurred. The statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The adoption of this statement will have an immaterial impact on our consolidated financial statements.

Amortization of Goodwill

         Goodwill as of December 31, 1998 was $34.0 million, or 19.0% of total assets. Goodwill represents the excess purchase price over the estimated fair value of the tangible and measurable intangible assets purchased in an acquisition. Generally accepted accounting principles require that goodwill be amortized over the period benefited, not to exceed 40 years. We have determined that the period benefited by most of our goodwill is over forty years and therefore are amortizing goodwill over a 40-year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a forty-year benefit period to intangible assets that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by management in arriving at the price paid for businesses acquired. Earnings in later years also could be significantly affected if management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill to the anticipated undiscounted future cash flows from operations of the businesses we have acquired to evaluate the recoverability of goodwill.

Inflation

         We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability. Interest rates have been relatively stable.

Year 2000 Project

         We are in the process of addressing the impact on our operations of computer programs that are unable to distinguish between the year 1900 and the year 2000.

         Year 2000 Readiness Preparation

         Our year 2000 program is comprised of several individual projects which address primarily the following broad areas: data processing systems, embedded technology in equipment and facilities, vendor and supplier risk, and contingency planning. We have created a year 2000 task force that has assigned a priority to all projects and broadly classified projects into critical and non-critical categories indicating the importance of the function to our continuing operations.

         We are in the process of updating our data processing systems. We have converted or will complete conversion of all of our noncompliant software and computer systems to compliant systems by the fourth quarter of 1999. The most critical data processing system is the dealership management systems in our dealerships. As a result of an unrelated project to integrate computing systems across the company, these dealer management systems have been replaced or upgraded with year 2000 compliant software and hardware platforms. This conversion project is fully complete and we expect to test for compliance by the fourth quarter of 1999.

         Although we are converting to year 2000 compliant systems, management recognizes that it could potentially acquire a dealership that doesn't have year 2000 compliant systems. As part of our dealership acquisition due diligence process, acquired dealership systems are evaluated for year 2000 compliance and scheduled for upgrade or replacement as acquired dealerships are assimilated into our company.

         We are currently assessing the readiness preparations of our major suppliers. Manufacturers of vehicles and parts have been identified as the most critical suppliers, and inquiries are underway regarding their year 2000 readiness plans and status. Contingency plans will be developed based on written risk assessments of major suppliers' states of readiness. In addition, financial institutions have been identified as critical suppliers of inventory financing and customer financing, and are in the process of being evaluated for year 2000 compliance.

         We also recognize that there may be embedded technology in our equipment and facilities that could be impacted by the year 2000 issue. We have a project plan in place to address this issue, and are in the process of evaluating service equipment, other equipment and telephone systems for year 2000 compliance. Service equipment that is not year 2000 compliant has been identified and will be replaced. All other equipment identified as not being year 2000 compliant will also be replaced.

         Year 2000 Risks

         The principal risk and most likely worst case scenario associated with the year 2000 program is the risk of disrupting our operations due to operational failure of third-party suppliers, primarily vehicle manufacturers. Such failures could materially and adversely affect our ability to obtain vehicles and parts for sale. Although our inquiries are underway, we do not yet have the information to estimate the likelihood of significant disruptions among our suppliers. We believe that, with the completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

         Year 2000 Costs

         The conversion of our data processing systems and its related costs have been incorporated into our planned replacement or upgrade of its software and other computer systems and therefore we have not experienced any significant incremental costs that are specifically related to year 2000 compliance issues. Total year 2000 project costs for replacing or upgrading our noncompliant equipment and facilities are estimated to be approximately $1 million. Estimated total project costs could change in the future as analysis continues.

         Year 2000 Contingency Planning

         We are in the process of assessing the consequences if our year 2000 initiative is not completed on schedule. Upon completion of this assessment, we will begin contingency planning. In addition, we are in the process of developing business contingency plans that address the actions that would be taken if critical business operations were disrupted due to system or supplier failure. We expect the plan development and their validation to be completed by the fourth quarter of 1999.

         Year 2000 Forward-looking Statements

         This discussion of the implications of the year 2000 for us contains numerous forward-looking statements based on inherently uncertain information. Statements about the cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, we may not achieve these estimates or there may be a delay in, or increased costs associated with, the implementation of the year 2000 program. In addition, we place a high degree of reliance on computer systems of third parties, such as vendors, suppliers, and financial institutions. Although we are assessing the readiness of these third parties and will prepare contingency plans, the failure of these third parties to modify their systems in advance of December 31, 1999 could have a material adverse affect on our business.

Factors That May Affect Future Results:

Intense competition in vehicle retailing and related businesses could reduce our profit margins.

         Automobile retailing is a highly competitive business with over 22,000 franchised automobile dealerships in the United States at the beginning of 1998. Our competition includes:

         o franchised automobile dealerships selling the same or similar makes of our new and used vehicles in the same markets as us and sometimes at lower prices than ours;

         o  other franchised dealers;

         o  private market buyers and sellers of used vehicles;

         o  used vehicle dealers; and

         o  service center chains and independent service and repair shops.

         Gross profit margins on sales of new vehicles have been generally declining since 1986. We do not have any cost advantage in purchasing new vehicles from the manufacturers. We typically rely on advertising, merchandising, sales expertise, service reputation and dealership locations to sell new vehicles. The following characterizes the types of competition we face:

         o The used car market faces increasing competition from non-traditional outlets such as nationwide networks of used vehicle "superstores" like AutoNation or CarMax which use sales techniques such as one-price and "no-haggle" shopping. Some of these used car "superstores" have opened in markets where our dealerships compete. We, along with our competition, are beginning to use the Internet as part of the sales process. Consumers are using the Internet to comparison shop for vehicles, which may further reduce margins for new and used cars. No-haggle sales methods are also being tried for new car sales by at least one of these superstores and dealers for Saturn and other makes.

         o Some recent market entrants may be capable of operating on smaller gross margins than ours and may have greater financial, marketing and personnel resources than ours.

         o Ford, General Motors and Saturn have acquired dealerships in various cities in the United States. Other manufacturers may also directly enter the retail market in the future, which could have a material adverse effect on our business.

         o The increased popularity of short-term vehicle leasing has also resulted in a large increase in the number of late-model used vehicles available in the market, which puts added pressure on the profit margin on used vehicle sales margins.

         o As we seek to acquire dealerships in new markets, we may face significant competition (including competition from other publicly owned dealership groups) as we strive to gain market share.

         Our finance and insurance business and other related businesses, which have higher contributions to earnings than the sale of new and used vehicles, are subject to strong competition from third parties which may increase if these third parties are able to sell products over the Internet.

Automobile manufacturers exercise significant control over our operations and we are dependent on them to operate our business.

Manufacturers Control Access to New Vehicles

         We operate each of our dealerships under a franchise agreement between the applicable vehicle manufacturer or related distributor and our subsidiary that operates the dealership. Without the franchise agreement, we cannot obtain the manufacturer's new vehicles. Vehicles built by the following manufacturers accounted for the following approximate percentage of our 1998 new vehicle revenues on a pro forma basis (as if we owned each of the dealerships we acquired in 1998 as of January 1, 1998):

                                               Percentage of Our 1998 New
                     Manufacturer              Vehicle Pro Forma Revenues
              -------------------------       ----------------------------
                   Nissan                                22.2%
                   Toyota/Lexus                          30.6%
                   Daimler Chrysler                      14.5%
                   Honda                                 13.5%

         No other manufacturer accounted for more than 10% of our pro forma 1998 new vehicle revenues. Accordingly, a significant change in our relationships with Nissan, Toyota, Chrysler or Honda could have a material adverse effect on our business.

         We depend on the manufacturers to provide us with a desirable mix of new vehicles, including popular vehicles like sports utility vehicles that produce the highest profit margins. If we are unable to obtain enough of the most popular vehicles, our business may be materially adversely affected. In some instances, to obtain additional allocations of popular vehicles, we must purchase a larger number of less desirable vehicles than we otherwise would and this could also have a material adverse affect on our business.

We depend on the success of our manufacturers.

         The success of our dealerships depends to a great extent on these manufacturers':

         o  financial condition;

         o  quality and quantity of marketing;

         o  vehicle design;

         o  production capabilities;

         o  management;

         o relationship with employees including events like strikes and other labor actions by unions, or negative publicity concerning a manufacturer or vehicle model; and

         o timely delivery of vehicles, particularly in connection with the introduction of new models.

         Nissan, our largest vehicle supplier has had significant financial difficulty in the U.S. market in the past year with unit sales dropping from 663,000 in 1997 to 558,000 in 1998. Adverse conditions affecting manufacturers, and Nissan, Toyota, Chrysler or Honda in particular, all of whom accounted for greater than 10% of our pro forma 1998 new vehicle revenues, could have a material adverse effect on our business.

Manufacturers Have Significant Control Over Our Dealership Operations

         A manufacturer can terminate or not renew its franchise agreement for a variety of reasons, including any unapproved change of ownership or management of our company or the dealerships, and other material contract breaches. Certain of the manufacturers, including Nissan, have a right of first refusal if we seek to sell one of that manufacturer's dealerships. We believe that we will be able to renew all of our existing franchise agreements upon expiration, but we cannot guarantee renewal or that any manufacturer's terms and conditions for renewal will be acceptable to us. A manufacturer's termination or decision not to renew one or more of our franchise agreements could have a material adverse effect on our business. A manufacturer could use its superior bargaining position in renewal or other franchise agreement negotiations to obtain concessions from us that have a material adverse effect on our business.

We Depend on Manufacturers' Sales Incentive and Other Dealership Support
Programs

         Our dealerships depend on manufacturers for certain sales incentives and other programs that are intended to promote dealership sales or support dealership profitability. For example, the manufacturers sometimes provide the following programs:

         o  customer rebates on new vehicles;

         o  dealer incentives on new vehicles;

         o  special financing or lease terms;

         o  warranties on new and used vehicles; and

         o  sponsorship of used vehicle sales by authorized new vehicle dealers.

         Manufacturers have frequently made many changes to their incentive programs during a given year. A reduction or discontinuation of a manufacturer's incentive programs may have a material adverse affect on our business.

Manufacturers Could Adversely Affect Our Business By Granting Additional Franchises in Our Markets

         Our franchise agreements do not grant us the exclusive right to sell a manufacturer's vehicles within a given geographic area. Our business could be harmed if any of our manufacturers award additional franchises to others in our markets.

We may not be able to complete desired acquisitions to increase our revenues.

         The U.S. automotive retailing industry is a mature industry in which we expect minimal growth in unit sales of new vehicles. Consequently, our principal strategy for increasing our revenues and earnings is to acquire additional dealerships. Our revenues and profits will significantly depend on our ability to make desired acquisitions. We may encounter the following difficulties in acquiring dealerships:

Manufacturers Might Not Consent to Our Acquisitions

         We cannot acquire a dealership without the consent of the applicable manufacturer. Each of our dealerships operates under a franchise agreement with one of our manufacturers and these franchise agreements give manufacturers the power to block dealership transfers. Manufacturers' delay in or refusal to grant approval of our dealership acquisitions could have a material adverse effect on our growth strategy and business.

         In deciding whether to approve an acquisition, manufacturers are likely to consider:

         o  management's moral character;

         o  business experience of the dealership principals;

         o  financial condition;

         o  condition of dealership facility;

         o  ownership structure; and

         o dealership compliance with manufacturers' minimum customer satisfaction levels, as determined through systems generally known as consumer satisfaction indices, or CSIs. Manufacturers have modified components of CSIs in the past, and they may replace them with different systems.

         In addition, our current agreement with Honda requires Honda's consent for any equity offering by us. Honda's proposed new agreement with us does not contain that requirement. We have not negotiated or executed the proposed new agreement, nor have we obtained Honda's consent for any equity offering. If Honda were to claim that we breached its existing agreement with us by consummating any equity offering and seek to enforce its remedies, we could be adversely affected.

         If we materially breach our agreement with Honda, Honda could purchase our Honda dealerships at their fair market value and terminate our dealer agreements with Honda. For the year ended December 31, 1998, our Honda dealerships represented approximately 12.1% of our pro forma revenues and 11.6% of our pro forma operating income.

         Honda's proposed new agreement prohibits pledging the stock of Honda franchised dealerships to secure debt financing, although it allows pledging the proceeds from the sale of Honda franchised dealership stock. We are continuing to negotiate with Honda on the terms of the proposed new agreement.

Manufacturers May Impose Limits on the Number and Location of Dealerships We Own

         A manufacturer may limit the total number of its dealerships that we can own or the number that we may own in a particular geographic area. The following is a summary of the restrictions imposed by our most significant manufacturers:

              Nissan. Nissan restricts us from owning Nissan dealerships which account for:

                o more than 5% of Nissan's total national competitive segment registrations based on the sum of the retail competitive segment registrations in our primary marketing areas, or

                o 20% of any Nissan region's total competitive segment registrations contained in all of our primary marketing areas in that region.

              In addition to a customary agreement with Nissan, we have entered into a contiguous market ownership agreement, or CMO, and related agreements with Nissan for us to own and operate multiple and contiguous Nissan dealerships in two contiguous markets in the San Francisco Bay area. These CMO agreements provide that if we want to sell one Nissan dealership within the CMO, Nissan has the right to require that we sell all of our Nissan dealerships within the CMO area. Further, if we want to sell or transfer one of our two
San Francisco Bay area CMO's without Nissan's consent, Nissan may require us to sell one or all or a combination of these dealerships to a proposed buyer acceptable to Nissan. Termination of one Nissan dealer services agreement within a CMO constitutes termination of all dealer agreements within that CMO.

              Toyota/Lexus. Toyota restricts the number of dealerships that we may own in a specific region and the time frame over which they may be acquired. We can acquire no more than two Toyota dealerships in each semi-annual period from January to June and July to December until we acquire a total of seven Toyota dealerships. After we acquire seven Toyota dealerships we can acquire, if we are then qualified, additional dealerships over a minimum of seven semi-annual periods up to a maximum number of dealerships equal to 5% of Toyota's aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota dealerships that we may acquire in any Toyota-defined region and "Metro" market, as well as any contiguous market. We may acquire only three Lexus dealerships nationally.

              Honda/Acura. Under our current agreement with Honda, Honda limits the number of dealerships that we may own to not more than:

                o  seven Honda and three Acura franchises nationally;

                o one Honda dealership in a Honda-defined "Metro" market having two to ten Honda dealerships;

                o two Honda dealerships in a Metro market with 11 to 20 Honda dealerships;

                o three Honda dealerships in a Metro market with 21 or more Honda dealerships;

                o 4% of the Honda dealerships in any one of the ten Honda geographic zones,

                o one Acura dealership in a Metro market having two or more Acura dealerships; and

                o two Acura dealerships in any one of the six Acura geographic zones.

              Chrysler. Currently, we have no agreement with Chrysler restricting our ability to acquire Chrysler dealerships. Chrysler has advised us that in determining whether to approve an acquisition of a Chrysler dealership, Chrysler considers the number of Chrysler dealerships the acquiring company already owns. Chrysler currently considers carefully, on a case-by-case basis, any acquisition that would cause the acquiring company to own more than ten Chrysler dealerships nationally, six in the same Chrysler-defined zone and two in the same market.

              General Motors. General Motors currently limits the number of GM dealerships that we may acquire over the next two years to between five and ten additional GM dealership locations. Any one dealership, however, may include a number of different GM franchises, like a combination of Chevrolet, Oldsmobile and Cadillac franchises. In addition, GM limits the maximum number of GM dealerships that we may acquire at any time to 50% of the GM dealerships, by franchise line, in a GM-defined geographic market area. Our current agreement with GM does not include Saturn dealerships.

              BMW. BMW prohibits publicly held companies from owning BMW dealerships representing more than 5% of all BMW sales in the United States, or more than 50% of BMW dealerships in a given metropolitan market.

         We currently own three Chrysler, three Toyota, one Lexus, three Honda, one Mitsubishi, two Volkswagen, one BMW, one GM and one Isuzu dealership franchises. Under current restrictions, we may acquire the maximum number of Toyota dealerships described above based on aggregate national retail sales volume of Toyota, two additional Lexus dealerships, four additional Honda dealerships and three Acura dealerships.

Increased Competition Could Result in Lost Dealership Opportunities and Increased Acquisition Costs

         We anticipate increased competition for acquisitions from other public and privately held dealer groups as well as from manufacturers who are beginning to acquire dealerships. This could result in fewer acquisition opportunities for us and higher acquisition prices.

We Might Not Be Able to Obtain the Equity or Debt Financing Needed to Finance Acquisitions

         We intend to finance acquisitions with cash on hand and cash raised through equity security issuances and borrowings under our credit facilities. We may not be able to raise the borrowing limit under our long-term credit arrangements high enough to meet our future acquisition financing needs. Similarly, we may not be able to obtain additional debt or equity financing on favorable terms, if at all.

         Our ability to acquire dealerships also will depend on our ability to finance the new dealerships' inventory purchases, which in the automotive retail industry involves significant borrowings commonly referred to as floor plan financing. As of December 31, 1998, we had approximately $138.5 million of indebtedness, which included $81.5 million of floor plan financing. Substantially all of our assets are pledged to secure this indebtedness, which may impede our ability to borrow from other sources. Upon acquiring additional dealerships, we will require new floor plan financing or will need to obtain consents to assume the acquired dealership's existing floor plan financing.

         To continue to pursue additional acquisitions we will need to raise additional capital. However, we may not be able to obtain such additional capital and if the timing of acquisitions should accelerate or the number or cost of acquisitions increase, our capital may be inadequate to fund our growth strategy, harming our business.

Manufacturer and Bank Stock Ownership and Issuance Restrictions May Limit Our Ability to Issue Additional Equity to Meet Our Financing Needs

         A standard automobile franchise agreement and certain bank agreements prohibit transfers of any ownership interest of a dealership and its parent, and therefore, do not permit public trading of the capital stock of a dealership or its parent. Our manufacturers have agreed to permit public trading of our common stock, but a number of these manufacturers impose restrictions upon the transferability of our common stock held by our principal stockholders which will impede our ability to raise needed capital or to issue stock as consideration for future acquisitions.

         o Toyota, Lexus, Isuzu and Nissan may force the sale of their franchises or in some cases, terminate the franchise, if 20% of more of our common stock is acquired by an individual or entity unqualified, as defined by the manufacturer, to own one of its dealerships.

         o Honda requires that our original ownership group retain more than 50% of our capital stock and these shares may not be publicly traded. Honda provides that it may force the sale of our Honda dealerships if any person or entity, excluding current 5% holders, acquires 5% of our common stock, and Honda considers that person or entity to be incompatible with the manufacturer. Our original ownership group, which includes Messrs. Thomas A. Price and Donald Strough, currently owns 71.6% of our common stock. Honda has proposed a new agreement to replace our current agreement that would eliminate this restriction but the proposal has not yet been executed.

         o Volkswagen may force the sale of their respective franchises if 10% or more of our common stock is acquired by an individual or entity unqualified, as defined by Volkswagen, to own that dealership.

         o GM may force the sale of their franchises if 20% or more of our common stock is acquired by an individual or entity unqualified, as defined by GM, to own a GM dealership.

         Our lending arrangements require that Mr. Price, who currently controls 38.0% of our stock, control at least 20% of our common stock and remain in his current position as Chief Executive Officer (unless he dies or becomes disabled, in which case we will not be in default provided that a successor reasonably acceptable to the lenders is appointed within six months). The terms of our senior subordinated notes indicates that upon a "change of control," which includes among other things, that Mr. Price does not own more than 20% of our voting power, we are required to offer to redeem the notes at a premium. In addition, under the terms of the redeemable preferred stock, we are required to redeem the preferred stock upon a change of control.

Our Ability to Acquire Dealerships May Be Impeded or Blocked by Antitrust Law

         In certain cases, federal antitrust laws may require us to file applications and obtain clearances under applicable federal antitrust laws before completing an acquisition. These requirements may restrict or delay acquisitions, and may increase the cost of completing these transactions.

The cyclical, seasonal and local nature of vehicle sales may adversely affect our business.

         The automotive retailing industry is cyclical and has experienced periodic downturns due to oversupply and weak demand. Many factors affect the industry, including general economic conditions, consumer confidence, the level of discretionary personal income, interest rates and credit availability. For the year ended December 31, 1998, industry retail sales increased 2.9% as a result of retail car sales declines of 1.2% offset by retail truck sales gains of 7.9% from the same period in 1997. Future recessions may have a material adverse effect on our business. In addition, changes in interest rates may significantly impact our car sales since a significant portion of car buyers finance their purchases.

         Vehicle sales tend to be seasonal, with higher revenues in the first and third calendar quarters of the year. If we fail to adequately forecast seasonal variation in sales, our financial results could be materially adversely affected.

         Local economic, competitive and other conditions also affect the performance of dealerships. Our dealerships currently are located in the San Francisco Bay, San Jose/Silicon Valley, San Diego and Los Angeles markets. While we intend to pursue acquisitions outside of these markets, we expect that the substantial majority of our operations will continue to be concentrated in these areas for the foreseeable future. As a result, the success of our business will depend substantially on general economic conditions and consumer spending habits in California, as well as various other factors, like tax rates, interest rates, state and local regulations and weather conditions. We may not be able to expand geographically, and any expansion may not adequately insulate us from the adverse effects of local or regional economic conditions.

We have a substantial amount of debt.

         As of December 31, 1998, our total consolidated long-term indebtedness was $34.5 million, our total consolidated short-term indebtedness (including floor plan notes payable) was $104.0 million and our total stockholders' equity was $11.7 million.

         The amount of our outstanding debt could have important consequences to the holders of our common stock, including:

         o our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

         o a substantial portion of our cash flow from operations must be dedicated to the payment of principal and interest on borrowings under our credit facility, our standardized floor plan credit facility for each of our dealership subsidiaries and other indebtedness, reducing the funds available to us for our operations and other purposes;

         o substantially all of our borrowings are and may continue to be at variable rates of interest, which exposes us to the risk of increased interest rates;

         o the indebtedness outstanding under our credit facilities will likely be secured by a pledge of substantially all the assets of our dealerships; and

         o we may have substantially more debt than some of our competitors, which may place us at a relative competitive disadvantage and make us more vulnerable to changing market conditions and regulations.

         In addition, our debt agreements contain numerous covenants that limit the discretion of our and our subsidiaries' management with respect to business matters including restriction on dividend payments, capital expenditures and acquisitions and dispositions of assets.

Risks associated with acquisitions may hinder our ability to increase revenues and earnings.

         In pursuing a strategy of acquiring other dealerships, we face risks commonly encountered with growth through acquisitions. These risks include:

         o incurring significantly higher capital expenditures and operating expenses;

         o failing to assimilate the operations and personnel of acquired dealerships;

         o  entering new markets with which we are unfamiliar;

         o  disrupting our ongoing business;

         o  diverting our limited management resources;

         o  failing to maintain uniform standards, controls and policies;

         o impairing relationships with employees, manufacturers and customers as a result of changes in management;

         o  causing increased expenses for accounting and computer systems; and

         o  potential undiscovered liabilities of our acquisition targets.

         Although we believe that as a matter of course we conduct a prudent level of investigation regarding the operating condition of the dealerships we purchase, various unavoidable levels of risk remain regarding the actual operating condition of the target dealerships. Until we actually assume operating control of a dealership, we may not be able to ascertain its actual value and, therefore, we may be unable to tell whether the price paid for a dealership was reasonable.

         To manage our expansion, we intend to evaluate on an ongoing basis the adequacy of our existing systems and procedures, including our financial and reporting controls systems, data processing systems and management structure. We may not adequately anticipate all of the demands that our growth will impose on these systems, procedures and structures. If we cannot adequately anticipate and respond to these demands, our business could be adversely affected.

         Failing to retain qualified management personnel at any acquired dealership may increase the risk associated with integrating that dealership. We expect that it takes approximately three to six months to fully integrate an acquired dealership into our operations and realize the full benefit of our strategies and systems. We may not be successful in overcoming these risks or any other problems encountered with acquisitions. Acquisitions may also result in significant goodwill and other intangible assets that are amortized in future years and reduce future stated earnings.

The loss of key personnel and our limited management and personnel resources could adversely affect our operations and growth.

         Our success significantly depends on the continued contributions of our management team and service and sales personnel. In particular, we depend on our senior managers, regional vice presidents, regional general managers and general managers to supervise the day-to-day operations of our dealerships. Manufacturer franchise agreements require the manufacturer's prior approval of any change in franchise general managers. In addition, as we expand, we may need to hire additional managers and we will likely be dependent on the senior management of acquired dealerships. The market for qualified employees in the automotive retailing industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and we may incur increased labor costs in periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our business. In addition, the lack of qualified management or employees employed by our potential acquisition targets may limit our ability to consummate future acquisitions.

Imported product restrictions and foreign trade risks may impair our ability to sell foreign vehicles profitably.

         Some of the vehicles and major vehicle components that we sell are manufactured outside the United States. Accordingly, we are subject to the customary risks of importing merchandise, including fluctuations in the value of currencies, import duties, exchange controls, trade restrictions, work stoppages and general political and economic conditions in foreign countries. The United States or the countries from which our products originate may, from time to time, adjust existing, or impose new, quotas, tariffs, duties or other restrictions which could affect our operations and our ability to purchase imported vehicles and/or parts.

Governmental regulation and environmental regulation compliance costs may have a material adverse affect on our profits.

         We are subject to a wide range of federal, state and local laws and regulations, like local licensing requirements and consumer protection laws.
Our violation of these laws and regulations could result in civil and criminal penalties being levied against us or in a cease and desist order against our non-complying operations. We believe that we comply in all material respects with all laws and regulations applicable to our business, but future regulations may be more stringent and require us to incur significant additional costs.

         Our facilities and operations are also subject to federal, state and local laws and regulations relating to environmental protection and human health and safety, including those governing wastewater discharges, air emissions, the operation and removal of underground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and wastes and the remediation of contamination associated with any disposal or release. These laws and regulations may impose joint and several liability on statutory classes of persons for the costs of investigating and/or remediating contaminated properties, regardless of fault or the legality of the original disposal. These persons include the present or former owner or operator of a contaminated property and companies that generated, disposed of or arranged for the disposal of hazardous substances found at the property.

         Our past and present business operations subject to these laws and regulations include the use, storage handling and contracting for recycling or disposal of hazardous or toxic substances or wastes. These toxic substances include environmentally sensitive materials like motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. We are subject to other laws and regulations as a result of the past or present existence of underground storage tanks at many of our properties. Like many of our competitors, we have incurred, and will continue to incur, capital and operating expenditures and other costs in complying with these laws and regulations. In addition, in connection with future acquisitions, we could become subject to new or unforeseen environmental costs or liabilities, some of which could be material.

         Laws and regulations will require us to comply with new or more stringent environmental compliance standards as of future dates. We cannot predict future environmental legislation and regulations, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist in the future. Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental conditions may require us to make additional expenditures, some of which may be material.

Lack of independent directors could result in conflicts with stockholders.

         A majority of the members of our board of directors are our employees and/or principal stockholders or of one of our affiliates. Although we intend to appoint at least two additional independent directors in the future, they will not constitute a majority of the board, and the board might not have a majority of independent directors in the future. Without a majority of independent directors, our executive officers, who also are principal stockholders and directors, could establish policies and enter into transactions without independent review and approval, subject to restrictions required by Delaware law. In addition, although we intend to establish audit and compensation committees which will consist entirely of independent directors, until they are established, audit and compensation policies could be approved without independent review. These and other transactions present the potential for a conflict of interest between us and our stockholders generally and our controlling officers, stockholders or directors.

A major earthquake or other natural disaster would harm our business.

         We conduct the vast majority of our operations in major metropolitan markets in California, each of which has been subject to unpredictable earthquake activity. A major earthquake or other natural disaster affecting one or more of our markets could at least temporarily reduce sales by diverting consumers' discretionary income to other purposes, and could harm our business. Moreover, the continued operation and success of our business are dependent in part upon our ability to protect our facilities against physical damage from power outages, telecommunications failures, physical break-ins and other similar events. We may not be able to prevent catastrophic damage to our facilities in the event of a major earthquake or other natural disaster, which damage could harm our business.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risks.

         Our primary market risk exposure is interest rate risk. A change in the U.S. prime interest rate would affect the rate at which we could borrow funds under our floor plan and secured line of credit borrowing facilities. We estimate that a one percent increase or decrease in our variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.0 million in 1999. We estimate that a two percent increase or decrease in our variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.0 million in 1999. Our senior notes are at fixed rates. Our remaining financial instrument liabilities are immaterial.

Item 8.  Consolidated Financial Statements and Supplementary Data.

         The Financial Statements and Supplementary Data required by this item are set forth at the pages indicated at Item 14(a).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

         Our current executive officers and directors are as follows:

                                                                                                            Director or
               Name                       Age                           Position                           Officer Since
------------------------------------    --------     ------------------------------------------------    ----------------
Thomas A. Price....................        55        Chief Executive Officer, President and Director           1996

Donald V. Strough..................        61        Chairman                                                  1995

W. Bruce Bercovich.................        48        Secretary and Director                                    1995

Jean-Marc Chapus...................        39        Director                                                  1997

H. Robert Heller...................        58        Director                                                  1999

Charles R. Oglesby.................        52        Chief Operating Officer                                   1998

Debra L. Smithart..................        44        Chief Financial and Administrative Officer                1997

Steven S. Hallock..................        42        Regional General Manager                                  1997

         Thomas A. Price has been our President, Chief Executive Officer and a director since September 1996. From March 1976 to June 1997, Mr. Price owned and operated nine vehicle dealerships, which, when combined with us, comprised six automotive dealerships and eleven new car franchises. Mr. Price has worked in the automobile industry since 1963 in various capacities including marketing and field assignments at Ford Motor Company. Mr. Price is currently a member of the Lexus National Dealer Advisory Board and he is a charter member of the J.D. Power Superdealer Roundtable.

         Donald V. Strough has been a director and our Chairman since
October 1995. From May 1990 to October 1995, Mr. Strough owned and operated six dealerships with nine franchises. From 1963 to May 1990, Mr. Strough owned and operated the Val Strough Dealership Group, which, upon its sale in 1990, consisted of 12 separate automotive dealerships and 19 franchises. Mr. Strough is a former President of the Northern California Chevrolet Dealers Association.

         W. Bruce Bercovich has been our Secretary and a director since
October 1995. Mr. Bercovich has been a partner in the California law firm Kay & Merkle since 1977. Mr. Bercovich has extensive experience in the acquisition and sale of automobile dealerships having been involved in the acquisition or sale of over 100 dealerships.

         Jean-Marc Chapus has been a director since July 1997. Mr. Chapus has served as a Managing Director for Trust Company of the West and President of TCW/Crescent Mezzanine L.L.C., a private investment fund, since March 1995. From December 1991 to March 1995, Mr. Chapus was a Managing Director of Crescent Capital Corp. Mr. Chapus serves as a director of Home Asset Management Company and is a trustee of Starwood Hotels & Resorts Trust.

         H. Robert Heller was appointed as a director in January 1999. Mr. Heller currently serves as a director of Fair, Isaac and Company since 1994, and as Executive Vice President since 1996. At Fair, Isaac and Company, he is responsible for joint ventures and the Risk Management Technologies Division. From 1991 to 1993, Mr. Heller served as President and Chief Executive Officer of Visa. Mr. Heller is a former Governor of the Federal Reserve System, and has had an extensive career in banking, international finance, government service and education.

         Charles R. Oglesby has been our Chief Operating Officer since September 1998. From March 1996 to September 1998, Mr. Oglesby was President of Union City Toyota in Union City, Georgia.

From May 1995 to March 1996, Mr. Oglesby was an independent consultant in the automotive retailing industry. From February 1992 to May 1995, Mr. Oglesby was President and CEO of the Superior Automotive Corporation, which consisted of 14 dealerships in Kansas City, Kansas.

         Debra L. Smithart has been our Chief Financial and Administrative Officer since October 1997. From June 1985 to October 1997, Ms. Smithart served as Executive Vice President and Chief Financial Officer of Brinker International, a major restaurant operator and franchisor with over 800 locations and annual sales of approximately $1.8 billion.

         Steven S. Hallock was our Chief Operating Officer from March 1997 to October 1998. In October 1998, Mr. Hallock became a regional general manager. Mr. Hallock was for the last 15 years chief executive officer of the HG Dealership Group, which consisted of five dealerships in the Concord, California area.

Director Compensation

         Directors do not receive any cash compensation for their services as members of the board of directors, although they are reimbursed for their reasonable expenses.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers has served as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of the board of directors. Thomas A. Price, our President, Chief Executive Officer and a director, participated in deliberations concerning executive compensation.

Item 11.   Executive Compensation.

         The following table sets forth information concerning the compensation paid by us during the fiscal years ended December 31, 1997 and December 31, 1998 to our Chief Executive Officer and our four other most highly paid executive officers.

                                            Summary Compensation Table

                                                                                                                Long Term
                                                                      Annual Compensation                      Compensation
                                                       -------------------------------------------------   ----------------------
                                                                                                                   Awards
                                                                                                           ----------------------
                Name and                                                                  Other Annual          Securities
           Principal Position                 Year         Salary         Bonus         Compensation (2)   Underlying Options (#)
-----------------------------------------   --------   ------------   ------------   -------------------   ----------------------

Thomas A. Price                               1998      $508,800       $ 127,200(6)          $ 14,400                  --
President and Chief Executive Officer ...     1997       470,500(3)           --                9,885                  --


Donald V. Strough                             1998       424,000         106,000(6)             7,200                  --
Chairman ................................     1997       108,000              --                   --                  --

Charles R. Oglesby
Chief Operating Officer .................     1998(1)    141,667          85,000(4)            47,301             306,667

Debra L. Smithart
Chief Financial and Administrative            1998       300,000         142,500(6)            17,072                  --
   Officer ..............................     1997        50,000          18,750(5)             1,100             200,000


Steven S. Hallock                             1998       389,000         275,000(6)             8,900             100,000
Regional General Manager................      1997       333,000         620,000(7)             5,000             280,000

--------------------------------
(1) Mr. Oglesby joined us in September 1998 replacing Mr. Hallock as chief operating officer.

(2)  Consists of car allowances and relocation amounts.

(3) Includes $230,500 paid to Mr. Price prior to the acquisition of the former Tom Price dealerships.

(4) Consists of $85,000 of an accrued guaranteed bonus payment unpaid as of December 31, 1998.

(5)  Consists of $18,750 of accrued guaranteed bonus payments paid in 1998.

(6)  Consists of accrued bonus payments unpaid as of December 31, 1998.

(7) Includes a one-time sign-on bonus of $500,000 and an accrued guaranteed bonus payment paid in 1998.


         The following table provides information regarding stock option grants made during fiscal 1998 to the persons named in the Summary Compensation Table:

                            Option Grants in 1998*

                                           % of Total
                                         Options Granted                                         Value at Assumed Annual
                      Options Granted    to Employees in   Exercise Price   Expiration Date       Rates of Stock Price
        Name            (Shares) (1)     Fiscal Year (2)    per Share (1)         (3)         Appreciation for Option Term(4)
--------------------- ----------------- ------------------ ---------------- ----------------- ------------------------------
                                                                                                  5%             10%
                                                                                              ----------- ------------------
Charles R. Oglesby       306,667(5)           60.1              $4.00            9/1/08          (7)          $364,162
Steven S. Hallock        100,000(6)           19.6               2.00           10/1/08        $125,779        318,748

------------------
(*) No stock appreciation rights were granted to executive officers for the fiscal year ended December 31, 1998.

(1) All options granted in 1998 were granted under our 1997 Stock Option Plan. Under the 1997 option plan, the board of directors retains discretion to modify the terms, including the price, of outstanding options. See also "Executive Compensation -- Employment Contracts and Change of Control Arrangements."

(2) We granted options to purchase 510,000 shares of common stock for the fiscal year ended December 31, 1998.

(3) Options may terminate before their expiration date upon the termination of optionee's status as an employee or upon the optionee's death or disability.

(4) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are mandated by rules of the SEC and do not represent our estimate or projection of the future common stock price. This table does not take into account any appreciation in the price of the common stock to date.

(5)  The options vest ratably over 60 months from the date of grant.

(6)  These options are fully vested.

(7) The exercise price of Mr. Oglesby's options exceeded the fair market value of the common stock on the date of issuance. At the assumed appreciation rate of 5%, there is no potential positive realizable value of the options.


         The persons named in the following table did not exercise options during fiscal 1998. The following table provides information concerning the value of unexercised options held as of December 31, 1998, by the executive officers named in the Summary Compensation Table above:

                      Fiscal 1998 Year-End Option Values

                          Number of Securities Underlying           Value of Unexercised
                          Unexercised Options at 12/31/98   In-The-Money Options at 12/31/98 ($)
                         ---------------------------------- ------------------------------------
                Name        Exercisable     Unexercisable     Exercisable      Unexercisable
------------------------------------------------------------------------------------------------
Charles R. Oglesby              20,444         286,223            (1)               (1)

Steven S. Hallock              184,000         196,000         $149,600          $274,400

Debra L. Smithart               46,667         153,333            (1)               (1)

-------------------------

(1) The options have no positive realizable value based on a fair market value as determined by the board of directors of $2.32 per share, as of December 31, 1998, minus an exercise price of $4.00 per share.

Employment Contracts and Change of Control Arrangements

         In July 1997, we entered into an employment agreement with Thomas A. Price under which he is employed as our President and Chief Executive Officer through July 1, 2002, which term may be extended upon the mutual agreement of the parties. Mr. Price receives a base annual salary of $508,800 and an annual performance bonus of up to 50% of his base salary. Mr. Price also receives all standard benefits provided to senior management. The salary, bonus and benefits are guaranteed unless he is terminated for cause, voluntarily terminates his employment, dies or becomes disabled.

         In July 1997, we entered into an employment agreement with Donald V. Strough under which he is employed as our Chairman through July 1, 2002, which term may be extended upon the mutual agreement of the parties. Mr. Strough receives a base annual salary of $424,000 and an annual performance bonus of up to 50% of his base salary. Mr. Strough also receives all standard benefits provided to senior management. The salary, bonus and benefits are guaranteed unless he is terminated for cause, voluntarily terminates his employment, dies or becomes disabled.

         In March 1997, we entered into an at-will employment agreement with Steven S. Hallock. Mr. Hallock receives a base annual salary of $400,000 and an annual performance bonus of up to 90% of base salary. Mr. Hallock is entitled to all standard benefits provided to senior management. Mr. Hallock was granted options to purchase 280,000 shares of Class A Common Stock at a price of $0.92 per share under our 1997 stock option plan.

These options vest monthly from the date of grant over a 60 month period. If Mr. Hallock terminates his employment agreement for good reason following a change of control, his options vest immediately. In addition, Mr. Hallock received fully vested options to acquire up to 100,000 shares of Class A Common Stock upon our acquisition of the Concord Toyota dealership. The exercise price of these options is $2.00. If Mr. Hallock terminates his employment for good reason following a change of control or is terminated by us other than for cause, he is entitled to receive continued salary payments for a period of one year plus an amount equal to the average of his previous performance bonuses and his remaining unvested options will vest immediately. In September 1998, Mr. Hallock became a regional general manager, and his employment agreement was amended.

         In March 1999, we entered into an at-will employment agreement with Debra L. Smithart. Ms. Smithart receives a base annual salary of $300,000, and an annual performance bonus of up to 50% of base salary. Ms. Smithart is entitled to all standard benefits provided to senior management. Ms. Smithart was granted options to purchase 200,000 shares of Class A Common Stock at a price of $4.00 per share under our 1997 Stock Option Plan. These options vest monthly from the date of grant over a 48 month period. If Ms. Smithart terminates her employment agreement for good reason following a change of control, her options will vest immediately, and she is entitled to receive continued salary payments for a period of one year plus an amount equal to the average of her previous performance bonuses. If Ms. Smithart is terminated for cause, she will not be entitled to any compensation or benefits from the Company other than those already earned.

         In March 1999, we entered into an at-will employment agreement with Charles R. Oglesby. Mr. Oglesby receives a base annual salary of $425,000, and an annual performance bonus of up to 60% of base salary. Mr. Oglesby is entitled to all standard benefits provided to senior management. Mr. Oglesby was granted options to purchase 300,000 shares of Class A Common Stock at a price of $4.00 per share under our 1997 Stock Option Plan. These options vest monthly from the date of grant over a 60 month period. If Mr. Oglesby terminates his employment agreement for good reason following a change of control, his options will vest immediately, and he is entitled to receive continued salary payments for a period of one year plus an amount equal to the average of his previous performance bonuses. If Mr. Oglesby is terminated for cause, he will not be entitled to any compensation or benefits from the Company other than those already earned.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information relating to the ownership of our voting stock as of February 28, 1999 by:

         o  each of our directors;

         o each of our executive officers, including the chief executive officer;

         o  all of our directors and executive officers as a group; and

         o each stockholder who is known to us to beneficially own five percent or more of our outstanding voting stock.

                                Class A Common Stock Shares         Class B Common Stock Shares
                                         Owned (1)                           Owned (1)
                               -------------------------------    ---------------------------------
     Name and Address of         Number of     Percentage of         Number of       Percentage of
    Beneficial Owners (#)          Shares        Class (2)             Shares          Class (2)
----------------------------   ------------   ----------------    --------------   ----------------
Directors and Executive
Officers

W. Bruce Bercovich (3)          1,005,000           8.7%

Jean-Marc Chapus (4)                   --            --            3,532,000           100%

Thomas A. Price (5)             5,722,681          49.7%

Donald V. Strough (6)           1,455,000          12.6%

Charles R. Oglesby (7)             35,788           *

Steven S. Hallock (8)             398,000           3.5%

Debra L. Smithart (9)              56,667           *

Executive officers and          8,673,126          75.3%           3,532,000           100%
directors as a group (six
persons) (10)

Other 5% Stockholders

Bert Wollen (11)                  590,000           5.1%

Al Babbington (12)                745,014           6.5%

Fred Cziska (13)                  836,224           7.3%

The TCW Group, Inc. (4)                --            --            3,532,000           100%

------------------------------
*    Less than 1%

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable.

(2) For the Company's Class A Common Stock and Class B Common Stock, the percentages listed were calculated on the basis of 11,514,044 shares and 3,532,000 shares outstanding, respectively. Shares of Class A common stock underlying options exercisable within 60 days of February 28, 1999 are deemed to be outstanding for purposes of calculating the beneficial ownership of securities of the holders of such options or of shares of Class A common stock.

(3) Includes 590,000 shares of Class A common stock held by Embarcadero Automotive, LLC, 290,000 shares of Class A common stock held by BB Investments, and 125,000 shares of Class A common stock held by Geary Plaza Irrevocable Trust. Mr. Bercovich is a Managing Member of Embarcadero Automotive, LLC, a General Partner of BB Investments, and a trustee of Geary Plaza Irrevocable Trust, and as such may be deemed to be a beneficial owner of such shares. Mr. Bercovich disclaims beneficial ownership of all shares of Geary Plaza Irrevocable Trust. Alexandra Strough, daughter of chairman Donald V. Strough, is the sole beneficiary of the Geary Plaza Irrevocable Trust.

(4) Number of shares which may be deemed beneficially owned includes shares held by various, trusts and investment partnerships related to or managed by affiliates of The TCW Group, Inc., of which Mr. Chapus is a managing director. Mr. Chapus disclaims beneficial ownership of all shares held by these trusts and investment partnerships. The address of The TCW Group, Inc. is 11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA 94025.

(5) Includes 5,722,681 shares of Class A common stock held by the Price Trust. Mr. Price is a trustee and beneficiary of this trust and as such may be deemed to be a beneficial owner of such shares.

(6) Includes 1,455,000 shares owned by the Strough Revocable Trust of 1983, as amended. Mr. Strough and his wife are co-trustees of this trust.

(7) Includes 35,778 shares purchasable pursuant to outstanding options exercisable on or before April 29, 1999.

(8) Includes 198,000 shares purchasable pursuant to outstanding options exercisable on or before April 29, 1999.

(9) Includes 56,667 shares purchasable pursuant to outstanding options exercisable on or before April 29, 1999.

(10) See footnotes (3) through (9). Includes 290,445 shares purchasable pursuant to outstanding options exercisable on or before April 29, 1999.

(11) Includes 590,000 shares of Class A Common held by Raintree Capital. Mr. Tucker is a member of Raintree Capital, L.L.C., and as such may be deemed to be a beneficial owner of such shares.

(12) Mr. Babbington is our vice president of marketing and strategic planning. Includes 17,500 shares purchasable pursuant to outstanding options exercisable on or before April 29, 1999.

(13) Mr. Cziska is our vice president of parts, service and purchasing. Includes 17,500 shares purchasable pursuant to outstanding options exercisable on or before April 29, 1999.


Item 13.   Certain Relationships and Related Transactions.

         In 1997, Rosewood Village Associates, a partnership in which Donald V. Strough serves as general partner and holds an 85% equity interest, acquired from a third party, certain real property which is leased to us. In addition, Rosewood Village Associates acquired approximately $0.8 million of certain leasehold improvements from us. Rosewood Village Associates leases this dealership property, the leasehold improvements, and one other dealership property to us. Annual obligations on these leases totaled approximately $900,000 in 1998.

         W. Bruce Bercovich, our Secretary and a director, is a partner in the San Francisco, California law firm of Kay & Merkle. We paid Key & Merkle approximately $360,000 for legal services performed during fiscal 1998.

         In 1997, we leased one dealership property and one dealership service repair property under agreements from the Price Trust. During 1998, we leased an additional dealership property under an agreement with the Price Trust. In 1998, annual obligations on these leases totaled approximately $2,532,000. Thomas A. Price and his spouse are the sole beneficiaries of the Price Trust.

         We lease one dealership property from Bay Automotive Properties LLC. Annual obligations on this lease totaled approximately $576,000 in 1998. Thomas
A. Price and Donald V. Strough are both members of Bay Automotive, with equal interests.

         We lease two dealership properties from the Strough Revocable Trust of 1983. In 1998 annual obligations on these leases totaled approximately $638,000. Mr. Strough and his wife are co-trustees of this trust.

         The Price Trust owns the real property at 601 Brannan Street, San Francisco, California, where our executive offices and downtown San Francisco service and repair center are located. We have made leasehold improvements with an approximate value of $2,400,000 to this property. These leasehold improvements were sold to Mr. Price for a sale price equal to our cost, then leased back to us through a ground lease. Mr. Price and his spouse are the sole beneficiaries of the Price Trust. Annual obligations on this lease totaled $540,000 in 1998.

         In June 1998, Donald V. Strough loaned us $4,000,000 to assist in the financing of the acquisition of our Burgess Honda dealership. We pay Mr. Strough interest determined at prime plus 62.5 basis points, or 8.37% as of December 31, 1998 on this amount in accordance with the terms of a letter agreement between Mr. Strough and us. In connection with Mr. Strough's loan to us, he was paid a one-time loan origination fee of $120,000.

         In March 1999, Thomas A. Price loaned us $1,000,000 to assist in the financing of the acquisition of our Ritchey Fipp Chevrolet dealership. We pay Mr. Price interest at a rate equal to our senior credit facilities.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a)  The following documents are filed as part of this Form:

              1.  Financial Statements

                                                                          Page
                                                                          ----
                  Report of Independent Public Accountants..............  F-2

                  Consolidated Balance Sheets as of December 31,
                  1998 and 1997.........................................  F-3

                  Consolidated Statements of Operations
                  for the Three Years Ended December 31, 1998...........  F-5

                  Consolidated Statements of Stockholders' Equity
                  for the Three Years Ended December 31, 1998...........  F-6

                  Consolidated Statements of Cash Flows
                  for the Three Years Ended December 31, 1998...........  F-7

                  Notes to Consolidated Financial Statements............  F-8

              2.  Financial Statement Schedules

                  Included in Part IV of this report:

                  Schedule II Valuation and Qualifying Accounts

                  All other schedules are omitted because they are not required, or are not applicable, or the information is included in the consolidated financial statements or notes to consolidated financial statements.

              3.  Exhibits

                  See Index to Exhibits. The Exhibits listed in the accompanying
              Index are filed as part of this report.

         (b)  Reports on Form 8-K

                  The Company filed a Report on Form 8-K under Item 2.,
              Acquisition of Disposition of Assets, dated October 1, 1998, and filed with the Securities and Exchange Commission on October 16, 1998.

                        FIRSTAMERICA AUTOMOTIVE, INC.

                      Consolidated Financial Statements

                      December 31, 1998, 1997 and 1996

                 (With Independent Auditors' Report Thereon)

                        INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
FirstAmerica Automotive, Inc.:

          We have audited the accompanying consolidated balance sheets of FirstAmerica Automotive, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the related consolidated financial statement schedule listed in the Index at Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of FirstAmerica Automotive, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG, LLP
San Francisco, California
March 19, 1999

                         FIRSTAMERICA AUTOMOTIVE, INC.

                          Consolidated Balance Sheets
                               As of December 31,

                                 (In thousands)


Assets                                        1998       1997
----------------------------------------   ---------  ---------
Current assets:
  Cash and cash equivalents.............   $  2,191   $  2,924
  Contracts in transit..................     13,567      9,454
  Accounts receivable...................     18,460     11,061
  Inventories...........................     90,947     78,607
  Deferred income taxes.................        853        618
  Deposits, prepaid expenses and other..      2,996      2,614
                                           ---------  ---------
   Total current assets.................    129,014    105,278

Property and equipment..................      9,879      6,348

Other assets:
  Loan origination and other costs, net
   of amortization of $754 in 1998 and
   $195 in 1997.........................      3,107      3,407

  Other noncurrent assets...............      2,457      2,629
  Goodwill and other intangible assets..     33,995      6,340
                                           ---------  ---------
   Total assets.........................   $178,452   $124,002
                                           =========  =========

          See accompanying notes to consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                               As of December 31,

                       (In thousands, except share data)

Liabilities and Stockholders' Equity         1998       1997
----------------------------------------   --------   --------
Current liabilities:
   Floor plan...........................   $ 81,452   $ 67,401
   Secured lines of credit..............     17,025      4,000
   Notes payable and other..............      5,512      1,218
   Accounts payable.....................      6,009      5,275
   Accrued liabilities..................     13,028      8,804
   Deferred revenue.....................      2,054      2,034
                                           ---------  ---------
       Total current liabilities........    125,080     88,732

Long-term liabilities:
   Capital lease obligation and
    equipment loan......................      1,386         --
   Senior notes, net of discount of
    $2,839 in 1998 and $2,062 in 1997...     33,161     21,938
   Deferred income taxes................      1,055        269
   Deferred revenue.....................      2,475      3,061
                                           ---------  ---------
       Total liabilities................    163,157    114,000
                                           ---------  ---------

Commitments and contingencies (note 17)

Cumulative redeemable preferred stock,
   $.00001 par value; 3,500 shares issued
   and outstanding in 1998 and 1997 (net
   of discount of $456 in 1998 and $526
   in 1997, liquidation preference of
   $3,500 in 1998 and 1997).............      3,044      2,974
Redeemable preferred stock, $.00001 par
   value; 500 shares issued and
   outstanding in 1998 and 1997 (net of
   discount of $65 in 1998 and $75 in
   1997, liquidation preference of $600
   in 1998 and $540 in 1997)............        535        465

Stockholders' equity:
   Common stock, $0.00001 par value:
      Class A, 30,000,000 shares
        authorized, 11,514,044 shares
        issued and outstanding in 1998
        and 11,201,152 shares in 1997...         --         --
      Class B, 5,000,000 shares
        authorized, 3,532,000 shares
        issued and outstanding in 1998
        and 3,032,000 shares in 1997....         --         --
      Class C, 30,000,000 shares
        authorized, 0 issued and
        outstanding.....................         --         --
   Additional paid-in capital...........      8,320      6,544
   Retained earnings....................      3,396         19
                                           ---------  ---------
      Total stockholders' equity........     11,716      6,563

                                           ---------  ---------
                                           $178,452   $124,002
                                           =========  =========

          See accompanying notes to consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                     Consolidated Statements of Operations

                            Years ended December 31,

                     (In thousands, except per share data)

                                             1998        1997        1996
                                          ----------  ---------   ----------
Sales:
    New vehicle..........................   $475,847    $290,281    $200,185
    Used vehicle.........................    191,829     111,616      81,706
    Service and parts....................     91,134      58,707      42,416
    Other dealership revenues, net.......     24,261      13,444       8,215
                                            ---------   ---------   ---------

       Total sales.......................    783,071     474,048     332,522

Cost of sales:
    New vehicle..........................    438,726     271,412     187,278
    Used vehicle.........................    175,753     102,689      76,190
    Service and parts....................     49,423      32,195      25,450
                                            ---------   ---------   ---------

       Total cost of sales...............    663,902     406,296     288,918
                                            ---------   ---------   ---------

       Gross profit......................    119,169      67,752      43,604

Operating expenses:
    Selling, general and administrative..     99,603      58,761      38,330
    Depreciation and amortization........      1,952         678         611
    Combination and related expenses.....         --       2,268          --
                                            ---------   ---------   ---------

       Operating income..................     17,614       6,045       4,663

Other expense:
    Interest expense, floor plan.........     (5,521)     (3,669)     (2,922)
    Interest expense, other..............     (5,432)     (1,866)         --
                                            ---------   ---------   ---------
       Income before income taxes........      6,661         510       1,741

Income tax expense.......................      2,864         446          48
                                            ---------   ---------   ---------

       Net income........................   $  3,797    $     64    $  1,693
                                            =========   =========   =========

Pro forma net income (unaudited).........                           $  1,027
                                                                    =========

Net income (loss) per common share-basic.      $0.24      $(0.01)      $0.19
                                            =========   =========   =========

Weighted average common shares-basic.....     14,341      10,915       5,526
                                            =========   =========   =========

Net income (loss) per common
 share-diluted...........................      $0.23      $(0.01)      $0.19
                                            =========   =========   =========

Weighted average common shares
 outstanding-diluted....................      14,928      10,915       5,526
                                            =========   =========   =========

        See accompanying notes to consolidated financial statements.

                        FIRSTAMERICA AUTOMOTIVE, INC.

               Consolidated Statements of Stockholders' Equity

                Years ended December 31, 1998, 1997 and 1996

                               (In thousands)


                                                               FirstAmerica Automotive, Inc.
                                                                      Common Stock
                                                           -------------------------------------
                                               Price             Class A           Class B
                                            Dealerships'   -------------------  -----------------  Paid-in   Retained    Total
                                              Equity        Shares     Amount    Shares   Amount   Capital   Earnings    Equity
                                            ------------   --------   --------  -------- --------  --------  --------   --------
Balance, January 1, 1996......................$ 6,644           --     $  --       --     $  --    $   --     $   --     $ 6,644
Stock issuance................................    250           --        --       --        --        --         --         250
Net income....................................  1,693           --        --       --        --        --         --       1,693
Distributions to S corporation stockholders... (3,707)          --        --       --        --        --         --      (3,707)
                                              --------    --------   -------   ------   -------    ------    -------     --------
Balance, December 31, 1996....................$ 4,880           --     $  --       --     $  --    $   --     $   --      $4,880

Distributions to S corporation stockholders... (4,000)          --        --       --        --        --         --      (4,000)

Exchange of stock related to Combination......   (880)       7,841        --       --        --       880         --          --
Stock issuance for acquisitions...............     --        1,620        --       --        --     1,490         --       1,490
Stock issuance relating to financing..........     --           --        --    3,032        --     2,789         --       2,789
Stock issuance, net...........................     --        1,740        --       --        --     1,554         --       1,554
Preferred dividend and liquidation preference.     --           --        --       --        --      (169)        --        (169)
Amortization of discount......................     --           --        --       --        --        --        (45)        (45)

Net income....................................     --           --        --       --        --        --         64          64
                                              --------    --------   -------   ------   -------    ------    -------     --------
Balance, December 31, 1997....................  $  --       11,201     $  --    3,032     $  --   $ 6,544     $   19     $ 6,563

Stock issuance for acquisitions...............     --          335        --       --        --       776         --         776
Stock issuance relating to financing..........     --           --        --      500        --     1,000         --       1,000
Stock redemptions.............................     --         (22)        --       --        --        --         --          --
Preferred dividend and liquidation preference.     --           --        --       --        --        --       (340)       (340)
Amortization of discount......................     --           --        --       --        --        --        (80)        (80)

Net income....................................     --           --        --       --        --        --      3,797       3,797
                                              --------    --------   -------   ------   -------    ------    -------     --------

Balance, December 31, 1998....................  $  --       11,514     $  --    3,532     $  --   $ 8,320     $3,396     $11,716
                                              =========   ========   =======   ======   =======   =======    =======     =======

          See accompanying notes to consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                     Consolidated Statements of Cash Flows

                            Years ended December 31,

                     (In thousands, except per share data)

                                                                        1998       1997       1996
                                                                      --------   --------   -------
Cash flows from operating activities:
   Net income......................................................   $  3,797   $     64   $ 1,693
   Adjustments to reconcile net income to
    net cash provided by (used in)
    operating activities:
       Depreciation and amortization...............................      1,952        678       611
       Non-cash interest expense...................................        782        195        --
       Deferred income taxes.......................................       (659)      (349)       --
       Non-cash stock compensation.................................         --        701        --
       Amortization of deferred revenue............................       (457)      (373)    1,048
       Changes in operating assets and liabilities:
          Receivables and contracts in transit.....................     (8,606)    (8,007)      718
          Inventories..............................................     (4,391)   (17,087)     (567)
          Other assets.............................................       (500)      (815)     (192)
          Floor plan notes payable.................................      9,504      7,918       809
          Accounts payable and accrued liabilities.................      2,899      9,489        77
                                                                      --------   --------   -------

          Net cash provided by (used in) operating activities......      4,321     (7,586)    4,197
                                                                      --------   --------   -------

Cash flows from investing activities:
   Capital expenditures............................................     (4,594)    (1,090)     (805)
   Acquisitions, net of cash acquired..............................    (28,980)   (11,726)       --
                                                                      --------   --------   -------
          Net cash used in investing activities....................    (33,574)   (12,816)     (805)
                                                                      --------   --------   -------

Cash flows from financing activities:
   Borrowings on secured lines of credit...........................     13,025      4,000        --
   Proceeds from issuance of Senior Notes..........................     11,000     21,851        --
   Proceeds from notes payable and other...........................      4,033         --        --
   Repayments on notes payable and other...........................         --     (1,632)      167
   Loan origination costs..........................................       (258)    (3,602)       --
   Proceeds from issuance of common stock..........................      1,000      2,789       250
   Proceeds from issuance of preferred stock.......................         --      3,360        --
   Distributions to S Corporation stockholders.....................         --     (4,000)   (3,707)
   Preference dividend paid........................................       (280)      (108)       --
                                                                      --------   --------   -------

          Net cash provided by (used in) financing activities......     28,520     22,658    (3,290)
                                                                      --------   --------   -------

          Net increase/(decrease) in cash and equivalents..........       (733)     2,256       102

Cash at beginning of period........................................      2,924        668       566
                                                                      --------   --------   -------

Cash at end of period..............................................   $  2,191   $  2,924   $   668
                                                                      ========   ========   =======
Cash paid during the period for:
   Interest........................................................   $  4,053   $  5,311   $ 2,941
   Income taxes....................................................      3,803        885        16
Non-cash activity was as follows:
   Common stock issued for acquisitions............................        776      1,490        --
   Common stock issued as compensation.............................         --        701        --
   Capital lease obligation........................................        703         --        --

          See accompanying notes to consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998, 1997 and 1996


     (1) Summary of Significant Accounting Policies

         (a)  Organization and Combination

     In July 1997, FirstAmerica Automotive, Inc., a public company with no significant assets or operations, combined (the "Combination") with a group of automobile dealership entities under common ownership and control (the "Price Dealerships"). The stockholders of the Price Dealerships received 5,526,000 shares of FirstAmerica Automotive, Inc.'s common stock, which represented a majority of the total outstanding shares of capital stock of FirstAmerica Automotive, Inc. immediately following the Combination. The Combination was accounted for as the acquisition of FirstAmerica Automotive, Inc. by the Price Dealerships, and, accordingly, the financial statements for periods before the Combination represent the financial statements of the Price Dealerships. FirstAmerica Automotive, Inc. and the Price Dealerships are collectively referred to as "FirstAmerica" or the "Company".

          (b)  Business

     The Company is a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. We currently operate in four major metropolitan markets in California, and are focusing our consolidation strategy in the western United States. Our source of revenues consists of all activities typical of automotive dealerships. These consist of the sale and lease of new and used vehicles, parts and service sales, collision repair service revenues, financing fees, vehicle insurance commissions, document processing fees, extended service warranty sales, and after-market product sales. As of December 31, 1998, we sold 12 domestic and foreign brands consisting of BMW, Buick, Dodge, Honda, Isuzu, GMC, Lexus, Mitsubishi, Nissan, Pontiac, Toyota and Volkswagen.

     The Company's plan is to continue making opportunistic acquisitions in the western United States. The Company currently operates in the following four metropolitan markets:

        .   San Francisco Bay Area    .   San Jose/Silicon Valley
        .   San Diego                 .   Los Angeles

          (c) Basis of Financial Statement Presentation

     The accompanying consolidated financial statements include the accounts of FirstAmerica Automotive, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in the consolidated financial statements. Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

          (d)  Cash and Cash Equivalents

     For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash balances consist of demand deposits.

          (e)  Inventories

     Inventories are stated at the lower of cost or market value. Vehicle cost is determined by using the specific identification method. Parts and accessories cost is determined by using the first-in, first-out method (FIFO).

          (f)  Property and Equipment

     Property and equipment, including improvements that significantly extend useful lives, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using a straight-line basis over the shorter of the lease term or estimated useful lives of the assets.

     The range of estimated useful lives is as follows:

             Leasehold improvements                5 to 20 years
             Equipment                             5 to 10 years
             Furniture, signs and fixtures         5 to 10 years
             Company vehicles                      5 years

     The cost of maintenance, repairs and minor renewals is expensed as incurred. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the account, and any gain or loss is credited or charged to income.

          (g)  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Prior to January 1, 1997, the Company was an S Corporation for federal and state income tax reporting purposes. Federal and state income taxes on the income of an S Corporation are payable by the individual stockholders rather than the corporation. The Company terminated its S Corporation status effective January 1, 1997.

          (h)  Financial Instruments

     The carrying amount of current assets and current liabilities approximates fair value because of the short-term nature of these instruments. The carrying amount of long-term debt is not determinable because of the structure of the transaction.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          (i) Goodwill and Other Intangible Assets

     Goodwill on acquired dealership operations, which represents the excess of purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over 40 years. The Company evaluates the periods of amortization continually to determine whether later events and circumstances warrant revised estimates of useful lives.

     Goodwill on software company and other intangible assets are primarily acquired software and intellectual property. Other intangible assets are amortized on a straight-line basis over 5 years.

     Accumulated amortization of goodwill and other intangibles totaled approximately $619,000 and $125,000 as of December 31, 1998 and 1997, respectively. Amortization expense charged to operations totaled $494,000, $102,000 and $23,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

          (j)  Impairment of Long-Lived Assets

     The carrying value of long-lived assets, including intangibles, is reviewed if the facts and circumstances, such as significant declines in revenues, earnings or cash flows or material adverse changes in the business climate, suggest that it may be impaired. The Company performs its review by comparing the book value of long-lived assets to the estimated undiscounted cash flows relating to such assets. If any impairment in the value of the long-lived assets is indicated, the carrying value of the long-lived assets is adjusted to reflect such impairment calculated based on the discounted cash flows of the impaired assets or the assets fair value, as appropriate.

          (k)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

          (l)  Revenue Recognition

     Vehicle sales revenue is recognized upon delivery. Service and parts revenues are recognized at the time of product sale or completion of service. Other dealership revenues include finance fees received for notes sold to finance companies. Finance fees are recognized, net of anticipated chargebacks, upon acceptance of the credit by the finance companies. These fees are included in other dealership revenues in the consolidated statements of operations.

     The Company recognizes fees from the sale of third party extended warranty service contracts at the time of sale. Where the Company is the primary obligor of the extended warranty service contract, the costs directly related to sales of the contracts are deferred and charged to expense over the periods that the revenues are recognized. Warranty service contract revenues are included in other dealership revenues in the consolidated statements of operations.

          (m)  Advertising

     Advertising costs are expensed in the period in which advertising occurs and are included in selling, general and administrative expenses in the consolidated statements of operations. Advertising expense totaled $9.1 million, $5.9 million and $3.8 million for 1998, 1997 and 1996, respectively.

          (n) Major Suppliers and Dealer Agreements

     The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by the manufacturers. A manufacturer's inability or unwillingness to supply the dealerships with an adequate supply of popular models could affect the Company's overall sales.

     The Company enters into dealer sales and service agreements ("Dealer Agreements") with each manufacturer. The Dealer Agreement generally limits the location of the dealership and grants the manufacturer approval rights over changes in dealership management and ownership. A manufacturer is also entitled to cancel the Dealer Agreement if the dealership is in material breach of its terms.

     The Company's ability to acquire additional dealerships depends, in part, on obtaining manufacturers' approval.

          (o) Pro Forma 1996 Net Income and Per Share Amounts

     Pro forma 1996 net income reflects income tax expense as if the Company had terminated its S Corporation status on January 1, 1996, and had normal statutory tax rates for 1996 (see Note 13). In addition, since the capital structure of the Price Dealerships prior to the Combination is not comparable to the capital structure subsequent to the Combination, pro forma net income per share for 1996 is presented based on the 5,526,000 shares issued to the Price Dealership stockholders in the Combination.

          (p)  Stock-based Compensation

     As allowed under the provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", the Company recognizes compensation expense using the intrinsic value-based method of valuing stock options prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under the intrinsic value-based method, compensation cost is measured as the amount by which the quoted market price of the Company's stock at the date of grant exceeds the stock option exercise price.

          (q)  Comprehensive Income

     The Company has determined that net income and comprehensive income are the same for the periods presented.

     (2)  Acquisitions

     Acquisitions Completed During the Year Ended December 31, 1998

     On April 1, 1998, the Company acquired substantially all of the operating assets of Beverly Hills, BMW, Ltd., a BMW automobile dealership located in West Los Angeles, California. On June 12, 1998, the Company acquired substantially all of the operating assets of Starfire Body Shop located in San Jose, California. On June 19, 1998, the Company acquired substantially all of the operating assets of Burgess British Cars, Inc., a Honda automobile dealership located in Daly City, California. On October 19, 1998, the Company acquired all of the outstanding capital stock of an authorized Toyota automobile dealership commonly known as Concord Toyota located in Concord, California. On November 19, 1998, the Company acquired substantially all of the operating assets of Woodland Hills Volkswagen. On December 31, 1998, the Company completed the acquisition of an automotive-related software company, DSW & Associates, Inc., commonly known as Auto Town. The aggregate consideration paid for the acquisitions completed during 1998 was $29.8 million, consisting of $29.0 million in cash and 0.3 million shares of Class A Common Stock.

     All of the acquisitions were accounted for using the purchase method of accounting and the operating results of these acquisitions have been included in the Company's results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition dates. Amounts recorded for these acquisitions were as follows: current assets, net of cash acquired, of $10.4 million, fixed assets of $0.8 million, goodwill and other intangibles of $27.5 million, floor plan and other liabilities of $7.8 million, and recognition of deferred tax liability of $1.1 million.

     Acquisitions Completed During the Year Ended December 31, 1997

     During 1997, the Company acquired substantially all of the operating assets of eight automobile dealerships. The aggregate consideration paid for the acquired dealerships during 1997 was $13.2 million, consisting of $11.7 million in cash, 1.6 million shares of Class A Common Stock, and warrants to acquire up to 20,000 shares of Class A Common Stock. Amounts recorded for these acquisitions were as follows: current assets, net of cash acquired, of $25.9 million, fixed assets of $3.4 million, non-current assets of $0.1 million, goodwill of $4.8 million and floor plan notes payable and current liabilities of $21.0 million.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed in 1998 and 1997 had occurred as of January 1, 1997 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt, reductions in floorplan interest expense resulting from re-negotiated floorplan financing agreements and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of results of operations that would have occurred had the acquisitions been completed on January 1, 1997. These results are also not necessarily indicative of the results of future operations:

                                                     (Unaudited)
                                   (dollars in thousands except per share data)
                                           1998                  1997
                                   -------------------   ---------------------
Total sales                            $  874,223            $  756,035
Income (loss) before taxes                  4,521                (2,308)
Net income (loss)                           2,577                (1,316)
Net income (loss) per common
 share - diluted                       $     0.15            $    (0.12)

     Acquisitions Closed After December 31, 1998 and Pending Acquisitions

     We completed one dealership acquisition in March 1999 and currently have one automobile dealership acquisition pending. The aggregated estimated purchase price for the two acquisitions is approximately $8.0 million. We financed the completed acquisition with $2.0 million of notes payable to sellers and a $1.0 million note payable to the CEO of the Company. We will finance the pending acquisition utilizing our secured lines of credit.

     (3)  Accounts Receivable

     Accounts receivable is comprised of the following (in thousands):

                                                 December 31,
                                   -------------------------------------------
                                           1998                  1997
                                   -------------------   ---------------------
Accounts receivable                      $ 16,341            $   10,648
Accounts receivable - related
  party (Note 15)                           2,528                   733
                                       -----------          ------------
Total accounts receivable                  18,869                11,381
Less allowance for doubtful accounts          409                   320
                                       -----------          ------------
Accounts receivable, net                 $ 18,460            $   11,061
                                       ===========          ============

     (4)  Inventories

     Inventories are comprised of the following (in thousands):

                                                 December 31,
                                   -------------------------------------------
                                           1998                  1997
                                   -------------------   ---------------------
New vehicles                             $ 65,152            $  58,344
Used vehicles                              20,049               15,040
Parts and accessories                       5,746                5,223
                                       -----------          ------------
Inventories                              $ 90,947            $  78,607
                                       ===========          ============

     (5)  Property and Equipment

     Property and equipment is comprised of the following (in thousands):

                                                 December 31,
                                   -------------------------------------------
                                           1998                  1997
                                   -------------------   ---------------------
Leasehold improvements                  $  3,255              $   2,392
Equipment                                  3,413                  2,924
Furniture, signs and fixtures              5,576                  2,333
Company vehicles                           1,088                    832
                                       -----------          ------------

Total property and equipment              13,332                  8,481
Less accumulated depreciation              3,453                  2,133
                                       -----------          ------------

Property and equipment, net             $  9,879              $   6,348
                                       ===========          ============

     (6) Floor Plan Notes Payable and Secured Lines of Credit

     In July 1997, the Company entered into a three year $175 million Loan and Security Agreement with a financial company, replacing an existing $37 million line of credit to the Company. The Loan and Security Agreement matures in July 2000.

     The Loan and Security Agreement permits the Company to borrow up to $115 million in floor plan notes payable, restricted by new and certain used vehicle inventory and provides an additional line of credit up to $35 million ("Revolver Advances"), restricted by used vehicle and parts inventory. The Loan and Security Agreement also provides a discretionary line up to $25 million ("Discretionary Advances") which the financial company makes at its absolute discretion upon request of the Company.

     Floor plan notes payable are due when vehicles are sold, leased, or delivered. Revolver Advances are due whenever the used vehicle and parts borrowing base as defined in the Loan and Security Agreement is exceeded. The Loan and Security Agreement grants a collateral interest in substantially all of the Company's assets.

     As of December 31, 1998 and 1997, the Company had floor plan notes payable of $81.5 and $67.4 million, respectively, and outstanding Revolver Advances of $17.0 and $4.0 million, respectively. Revolver Advances are classified as secured lines of credit in the accompanying financial statements. There were no Discretionary Advances outstanding as of December 31, 1998 and 1997. As of December 31, 1998 and 1997, $5.0 million and zero of the Revolver Advances were guaranteed by a Trust affiliated with the Chief Executive Officer.

     The availability of the company to draw on the floor plan notes payable, Revolver Advances, and Discretionary Advances, for the purpose of acquiring automobile dealerships, is limited by the amount of vehicle and parts inventory of the acquired dealership.

     Interest rates on the floor plan notes and the Revolver Advances are variable and change based on movements in the prime rate. The interest rates equal the prime rate minus 35 to 75 basis points, which was 8.15% to 7.00% and 8.15% to 7.75% at December 31, 1998 and 1997. During 1998 and 1997, the average monthly borrowing on the floor plan notes and Revolver Advances was $73.4 and $44.0 million and $13.5 and $0.3 million, respectively, and the aggregate average interest rate was 7.67% and 7.75%, respectively. Interest expense was $6.7 and $3.8 million at December 31, 1998 and 1997.

     The Loan and Security Agreement contains various financial covenants such as minimum interest coverage, working capital, and maximum debt to equity ratios.

     (7)  Senior Notes

     At the time of the Combination (see Note 1), the Company entered into a Securities Purchase Agreement with a financial company to provide an aggregate funding commitment of up to $40 million. In exchange for the $40 million, the Company had the ability to issue on a pro-rata basis up to $36 million of 12.375% Senior Notes, $3.5 million of 8% Cumulative Redeemable Preferred Stock ("CRPS"), and $0.5 million Redeemable Preferred Stock ("RPS"), and up to 5 million shares of the Company's Class B Common Stock, par value $0.00001 per share.

     In 1997, the Company had received $28 million from the financial company. In exchange, the Company issued notes with a principal amount of $24 million at a discount of $2.2 million, 3,500 shares of CRPS at a discount of $0.6 million, 500 shares of RPS at a discount of $0.1 million and 3,032,000 shares of Class B Common Stock at $0.92 per share. The notes and the preferred stock are due June 30, 2005 (see Note 8).

     In 1998, the Company received an additional $12.0 million from the financial company. In exchange, the Company issued 12.375% Senior Notes with a principal amount of $12.0 million at a discount of $1.0 million, and issued 0.5 million shares of Class B Common Stock at $2.00 per share. The notes are due June 30, 2005.

     For financial reporting purposes, the difference between the issue price and the face value of each security is recorded as a discount and is amortized over the life of each security using the effective interest method. The discount amortization on the notes is included in interest expense, and the CRPS and RPS discount amortization is recorded as a deduction from retained earnings. The Company incurred $3.5 and $1.5 million in interest expense related to the notes during 1998 and 1997, including $224,000 and $88,000, respectively, for the non-cash amortization of discount.

     The notes are unsecured and subordinated to all debts of the Company's operating subsidiaries, rank pari passu to the Company's other existing and future senior indebtedness, and are senior in right of payment to any future subordinated debt of the Company. The CRPS and RPS shares will be subordinate to all the debt of the Company and its subsidiaries and have priority over the common stock of the Company.

     On July 1, 2003 and July 1, 2004, the Company shall redeem the notes in the aggregate principal amount equal to the lesser of (a) 30% of the aggregate principal amount of notes issued or (b) the aggregate amount of issued and outstanding notes on such date. On these dates, the Company shall redeem the notes, at the applicable redemption price plus all accrued and unpaid interest on the notes to the redemption date. On June 30, 2005, the Company shall redeem all remaining issued and outstanding notes, including accrued and unpaid interest.

     The Company can redeem all the notes or any part thereof, at any time, upon due notice to the holders of the notes. The redemption price for the period beginning July 1, 1998 through June 30, 1999 is 108.75% of the principal balance and decreases by 1.25% for each year on July 1, thereafter. The redemption price on June 30, 2005 is equal to the CRPS and RPS liquidation preference of $1,000 and $1,720 respectively. If the aggregate outstanding principal balance of the notes, at any time, is less than $2 million, the Company is required to redeem all outstanding notes. If the Company has a public offering of its stock, the Company may within 45 days of consummation of public offering, redeem all the outstanding notes. In such circumstances, the redemption price for the period July 1, 1998 to June 30, 1999 is 104.375% of the principal balance and decreases by 0.625% for each year on July 1, thereafter.

     The Securities Purchase Agreement contains various financial covenants such as minimum interest coverage, and non-financial covenants including limitations on the Company's ability to pay dividends, retire or acquire debt, make capital expenditures, and sell assets.

     (8)  Redeemable Preferred Stock

     The Company has 10,000 shares of authorized Preferred Stock with par value of $0.00001 per share. In connection with the Securities Purchase Agreement (see Note 7), the Company issued 3,500 shares of CRPS, due

June 30, 2005, with a par value of $0.00001 per share, and 500 shares of RPS, due June 30, 2005, with a par value of $0.00001 per share. As of December 31, 1998 and 1997, 3,500 CRPS and 500 RPS were issued and outstanding.

     CRPS

     The holders of CRPS are entitled to receive a dividend at an annual rate of 8% of CRPS, payable, equally, on May 31, and November 30 of each year. Any unpaid dividends accrue cumulatively at an annual rate of 14%. The Company is required to redeem the CRPS on June 30, 2005, but CRPS may be redeemed, all or in part, at any time prior to that date at the Company's election.

     The liquidation preference for each share of CRPS is $1,000. The redemption price per share (expressed as a percentage of the CRPS liquidation preference) for the period beginning June 30, 1998 to June 29, 1999, is 108.75% of the CRPS liquidation preference and decreases by 1.25% for each year on June 30, thereafter. The redemption price per share on June 30, 2005, is equal to the CRPS liquidation preference.

     RPS

     The holders of RPS are not entitled to receive any dividends.  Each
RPS share has an initial liquidation preference of $1,080, which increases by $80 per share each year on June 30. The RPS liquidation preference will be $1,720 on June 30, 2005. All the RPS, or any part thereof, may be redeemed for cash at the Company's election. The redemption price per share (expressed as a percentage of the RPS liquidation preference) for the period June 30, 1998 to June 29, 1999 is 108.75% of the RPS liquidation preference and decreases by 1.25% for each year on June 30, thereafter. The redemption price per share on June 30, 2005, is equal to the RPS liquidation preference.

     The Preferred Stock has no voting rights except (a) as required by the law of the State of Delaware, (b) to approve certain transactions that would otherwise violate the terms of Agreement governing the sale of Preferred Stock by the Company (see Note 7), and (c) to elect a director to the Board of Directors to represent the CRPS stockholders if dividends on CRPS remain in arrears and unpaid for two semiannual dividend periods, or, if the Company fails to mandatorily redeem the Preferred Stock after June 30, 2005.

     During 1998 and 1997, the Company recorded $280,000 and $128,000 as CRPS preference dividend, $60,000 and $40,000 for the accretion of the RPS liquidation preference with a corresponding charge to paid in capital, and $80,200 and $45,000 for the non-cash amortization of the discount with a corresponding charge to retained earnings.

     (9)  Common Stock

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

     (10) Stock Options

     The Company's Board of Directors has approved the 1997 Stock Option Plan, as amended through October 27, 1998, (the "Option Plan"), pursuant to which an aggregate of 1.5 million shares of Class A Common Stock were reserved for issuance to key employees of the Company. The Option Plan permits awards of either incentive or non-qualified stock options. The exercise price of the options may not be less than the fair market value as determined by a committee of the Board of Directors. As of December 31, 1998, the Company has granted options to employees covering an aggregate of 1,450,000 shares of Class A common stock. The options vest over a five year period, and expire if unexercised ten years from the date of grant.

     The following table summarizes the Company's outstanding stock options (in thousands, except per share data):

                                                               Years Ended December 31,
                                                ----------------------------------------------------------
                                                            1998                         1997
                                                ---------------------------   ----------------------------
                                                                Weighted                     Weighted
                                                 Number of       Average      Number of       Average
                                                   Shares    Exercise Price    Shares      Exercise Price
                                                -----------  --------------  -----------   --------------
Options outstanding, beginning of year                942         $2.65          --             $ --
Granted                                               508         $3.61         942            $2.65
Exercised                                              --            --          --               --
Forfeited                                               2         $4.00          --               --
                                                  ---------                   -------
Options outstanding, end of year                    1,448         $2.78         942            $2.65
                                                  =========                   =======

Options exercisable, end of year                      360         $2.20         103            $2.09
                                                  =========                   ========

     The Company has elected the disclosure requirements of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and continues to recognize compensation expense as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Under this method of accounting for stock options, compensation cost is measured as the amount by which the fair value of the company's stock at the grant date exceeds the stock option exercise price. For the years ended December 31, 1998 and 1997, compensation expense was $0 and $701,000, respectively.

     The weighted average remaining contractual life of options outstanding is
9.0 years. The weighted average fair value of options granted was $0.73 during 1998 and $0.25 during 1997. The fair value of each option grant is estimated based on the date of grant using the Black-Scholes option valuation model with the following assumptions used for grants made in 1998: expected common stock price volatility of 50%, risk-free interest of 4.75%, and an expected option life of 5.0 years. The following assumptions were used for grants made in 1997: expected volatility of 42%, risk-free interest of 6.25%, and an expected option life of 5.5 years.

     Had compensation expense of the Company's stock-based compensation plan been determined based on the fair value method prescribed by SFAS No. 123, the Company's pro forma net income and diluted earnings per share for the years ended December 31, 1998 and 1997 would have been (in thousands except per share amounts):

                                                 1998          1997
                                               --------     ---------
Net income
          As reported                           $3,797        $   64
          Pro forma                              3,679            18

Net income (loss) per common share - basic
          As reported                           $ 0.24        $(0.01)
          Pro forma                               0.23         (0.02)

Net income (loss) per common share - diluted
          As reported                           $ 0.23        $(0.01)
          Pro forma                               0.22         (0.02)

          (11) Warrants

          During 1998 and 1997, the Company issued warrants to purchase approximately 40,000 and 332,000 shares of Class A Common Stock at an exercise price of $2.00 and $0.92 per share respectively. The warrants expire in 2002 and 2003 and were issued in connection with obtaining financing of the senior notes.

          (12) Earnings Per Share

          The following table reconciles basic and diluted earnings per share for the years ended December 31, 1998, 1997, and 1996 (in thousands, except per share data):
                                                       1998      1997     1996
                                                     --------  -------  -------
Net income per income statement (a)                  $ 3,797   $   64   $ 1,027

Less:
    Cumulative redeemable preference dividends           280      128        --
    Redeemable preferred stock liquidation
      preference accretion                                60       40        --
    Cumulative and redeemable preferred stock
      discount amortization                               80       45        --
                                                     --------  -------  -------

Net income applicable to common stockholders           3,377     (149)    1,027

Add:
    Interest charges applicable to convertible debt       44       --        --
                                                     --------  -------  -------

Net income applicable to common stockholders and
  assumed conversions                               $  3,421   $ (149)  $ 1,027
                                                     ========  =======  =======

Basic Earnings Per Share:
Weighted average common shares
  outstanding-basic (b)                               14,341   10,915     5,526
                                                     ========  =======  =======
Net income (loss) per common share-basic            $   0.24  $ (0.01)  $  0.19
                                                     ========  =======  =======

Diluted Earnings Per Share:
Weighted average common shares
  outstanding-basic (b)                               14,341   10,915     5,526

Net effect of dilutive stock options                     282       --        --
Net effect of warrants                                   205       --        --
Net effect of convertible notes                          100       --        --
                                                     --------  -------  -------

Total weighted average common shares
 outstanding-diluted (b)                              14,928   10,915     5,526
                                                     ========  =======  =======

Net income (loss) per common share-diluted (c)       $  0.23  $ (0.01)  $  0.19
                                                     ========  =======  =======
---------------------------------------
(a) Net income for 1996 is presented on a pro forma basis to reflect net income that would have been reported if the Company had been a C Corporation instead of an S Corporation for the year ended December 31, 1996. See Note 13 on Income Taxes.

(b) Since the capital structure of the Price Dealerships prior to the combination is not comparable to the capital structure subsequent to the combination, the number of weighted average shares, both basic and diluted, for 1996 is presented based on the 5,526,000 shares issued to the Price Dealership stockholders in the Combination.

(c) In 1997, diluted earnings per share does not include dilutive securities, such as options and warrants, as their inclusion would be anti-dilutive for 1997.

        (13)  Income Taxes

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

        Income tax expense (benefit) consists of the following (in thousands):

                                       Years Ended December 31,
                                      -------------------------
                                        1998            1997
                                      ---------      ----------
        Current
             Federal                   $ 2,795         $   625
             State                         728             170
                                      ---------      ----------

             Total Current               3,523             795

        Deferred
             Federal                      (523)           (306)
             State                        (136)            (43)
                                      ---------      ----------

             Total Deferred               (659)           (349)
                                      ---------      ----------

             Total                     $ 2,864         $   446
                                      =========      ==========

     The income tax rate on pre-tax income differed from the federal statutory rate as follows:

                                         Years Ended December 31,
                                   -------------------------------------
                                    1998          1997            1996
                                   -------      --------        --------
Computed tax expense                 34%           34%             34%
   State taxes                        6%           25%             --
   Permanent difference               2%           --              --
   S Corporation status              --            --             (31%)
   Change in tax status to C
    corporation including LIFO
    recapture                        --           (42%)            --
   Non-deductible stock              --            56%             --
    compensation
   Other                              1%           15%             --
                                   -------      --------        --------
   Total                             43%           88%              3%
                                   =======      ========        ========

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31, are presented below (in thousands):

Deferred tax assets:                            1998      1997
                                              --------  --------
    Extended warranty service contracts       $ 1,001   $ 1,184
    State taxes                                   217        58
    Accrued bonuses and vacation                  624       204
    Allowance for doubtful accounts               210       132
    Other accrued liabilities                     306        32
                                              --------  --------
        Total deferred tax assets               2,358     1,610


Deferred tax liabilities:

    Acquired tax basis difference              (1,210)       --
    LIFO recapture                               (988)   (1,160)
    Other                                        (362)     (101)
                                              --------  --------
        Total deferred tax liabilities         (2,560)   (1,261)
                                              --------  --------

        Net deferred tax (liabilities)
          assets                              $  (202)  $   349
                                              ========  ========

     Pro Forma Income Taxes

     Prior to January 1, 1997, the Company was an S Corporation. The following unaudited pro forma provision for income taxes reflects the components of income tax expense that would have been reported if the Company had been a C Corporation for the year ended December 31, 1996 (in thousands):

                                 Federal  State  Total
                                 -------  -----  -----
Year ended December 31, 1996       $592   $122   $714
                                 =======  =====  =====

     (14) Employee Benefit Plans

     Substantially all of the employees of the Company are eligible to participate in the FirstAmerica Automotive, Inc. Retirement Savings Plan ("the Plan"), a defined contribution plan, after meeting minimum service requirements. Employees of acquired companies are eligible to join the Plan if or when the minimum service criteria has been met. Service completed at the time of acquisition will apply towards the meeting of the criteria. The Company has recorded matching contributions in the amount of approximately $440,000, $334,000, and $196,000, in 1998, 1997 and 1996, respectively.

     (15) Related Party Transactions

     Accounts Receivable

     The Company had accounts receivable from related parties of $2.5 million at December 31, 1998. Of this amount, $2.4 million relates to a receivable from the Chief Executive Officer of the Company related to leasehold improvements paid by the Company on a building the Company leases from the CEO. The Company was subsequently reimbursed for the original cost of the leasehold improvements in January 1999. The remaining $0.1 million relates to an advance to an executive.

     Operating Leases

     The Company leases facilities under various agreements from a Trust affiliated with the Chief Executive Officer ("CEO") of the Company, and from partnerships in which the Chairman of the Company and the CEO are partners. During 1997, a partnership in which the Chairman of the Company is a partner purchased a facility leased by the Company. As part of the acquisition, the partnership reimbursed the Company $0.8 million for leasehold improvements.

     These leases have an initial term of 15 years and are renewable at the option of the Company. Selling, general and administrative expense includes related party rental expense of $4.6 million, $2.3 million, and $1.7 million in 1998, 1997, and 1996, respectively.

     Acquisitions

     On June 1998, the Company acquired substantially all of the operating assets of a Honda automobile dealership located in Daly City, California. The purchase price was partially financed by the proceeds of a $4.0 million loan from the Chairman of the Company's Board of Directors to the Company. Pursuant to the terms of a Letter of Agreement, the Chairman is entitled to a 3% origination fee on the loan, and the Company will be responsible for interest payments to the commercial bank that made a $4.0 million personal loan to the Chairman. The principal amount is due at the earlier of June 1, 1999 or upon the refinancing and/or equity offering of either preferred or common shares in the Company. The Company believes the terms of the origination fee paid to the Chairman are no less favorable to the Company than those arranged with other parties. The $4.0 million loan outstanding at December 31, 1998 is included in other notes payable in the accompanying condensed consolidated financial statements. As of December 31, 1998 the origination fee in the amount of $120,000 is outstanding and is included in accrued liabilities in the accompanying financial statements.

     On October 1, 1998, the Company completed the acquisition of an authorized Toyota automobile dealership. Pursuant to a Stock Purchase Agreement dated July 17, 1998, the Company acquired all of the outstanding capital stock from the Seller. The Seller's trustee is the father of an officer of the Company. The Company believes it purchased the Corporation under terms no less favorable to the Company than those arranged with other parties. In connection with the acquisition, the Company issued options to purchase 100,000 shares of Class A Common Stock at an exercise price of $2.00 per share to the officer of the Company as a finders fee, in accordance with the terms of his employment agreement with the Company.

     During 1997, the Company issued 1.3 million shares of its Class A Common Stock in exchange for substantially all the operating assets of a dealership owned by the Chairman of the Company. The Chairman was indebted to the Company in the amount of approximately $500,000 as a result of this transaction, which was subsequently paid.

     During 1997, the Company acquired substantially all the operating assets of a dealership owned by an officer of the Company for $2.9 million.

     The Company believes it purchased the dealerships acquired from related parties under terms no less favorable than those arranged with other parties.

     Management Services

     In July 1997, a Company affiliated with the CEO provided management services to the Company. Selling, general and administrative expense includes approximately $0.8 million and $1.8 million for the years ended December 31, 1997 and 1996, respectively for data processing, executive compensation, professional, and other services.

     Legal Services

     A law firm, in which one of the Directors of the Company is a partner, provides legal services to the Company which amounted to approximately $0.4 million in both 1998 and 1997.

     Notes Payable

     The Company had $0.6 million of convertible notes payable due to stockholder at December 31, 1998 and 1997, respectively. These notes are convertible into Class A Common Stock at $4.00 per share.

     (16) Operating Segments

     The Company operates primarily in the automotive segment in California. The Company sells new vehicles, used vehicles, light trucks, and replacement parts. In addition, it provides vehicle maintenance and repair services, and arranges related financing and warranty products for its automotive customers.

     To supplement its core business, the Company acquired on December 31, 1998 a software company, Auto Town, that provides software products and services to automobile dealerships. The acquisition was accounted for as a purchase, and the results of operations were not included prior to December 31, 1998.

     (17) Commitments and Contingencies

     Operating and Capital Leases

     All of the Company's operations are conducted in leased facilities.
The Company leases certain facilities from certain officers of the Company (see
Note 15). The minimum future rental payments by the Company as of December 31, 1998 are as follows (in thousands):

                                                  Operating Leases
                                          ------------------------------
        Years ending December 31,         Related Parties       Other        Capital Leases
----------------------------------------  ---------------   ------------     ---------------
1999                                         $ 5,024            $5,964           $ 177
2000                                           5,125             5,617             177
2001                                           5,300             5,006             177
2002                                           5,124             4,540             177
2003                                           5,129             4,409             154
Thereafter                                    33,371            19,616              --
                                             -------           -------           -----
Total minimum lease payments                 $59,073           $45,152             862
                                             =======           =======
Less amount representing interest                                                 (159)
                                                                                 -----
Present value of net minimum lease payments                                      $ 703
                                                                                 =====

     The current portion of capital lease payments of $122,000 is included in notes payable and other in the accompanying consolidated financial statements.

     The non-current portion of the capital leases of $581,000 and the non-current portion of an equipment financing loan of $805,000, which bears interest at 8.25% and amortizes monthly expiring in December 2002, are included in capital lease obligation and equipment loan in the accompanying financial statements .

     Rental expense for operating leases was $9.0 million, $5.8 million, and $2.8 million in 1998, 1997 and 1996, respectively.

     Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material effect on the Company's financial position or the future results of operations and cash flows.

     (18) Combination and Related Expenses

     During 1997, the Company incurred $2.3 million in certain legal, accounting, consulting and compensation expenses associated with the combination and development of its organization and business plan. There were no combination and related expenses in 1998.

     (19) Subsequent Event

     In March 1999, the Company sold the operating assets of Serramonte GMC to the manufacturer and recorded net proceeds of approximately $1.7 million.

     (20) Summary of Quarterly Financial Data (Unaudited)

     The following table summarizes the Company's results of operations as presented in the Consolidated Statements of Income by quarter for 1998 and 1997 (in thousands, except per share data).

                                           First     Second     Third     Fourth
                                          Quarter    Quarter   Quarter   Quarter
-------------------------------------------------------------------------------
Year Ended December 31, 1998
-------------------------------------------------------------------------------
 Total sales                            $160,617  $183,051   $223,486  $215,917
 Gross profit                             24,418    28,911     33,739    32,101
 Operating income                          3,361     4,563      5,552     4,138
 Income before income taxes                1,290     1,902      2,812       657
 Net income                                  735     1,084      1,603       375
 Net income per share - diluted             0.04      0.07       0.10      0.02


 Year Ended December 31, 1997
-------------------------------------------------------------------------------
 Total sales                            $ 93,024  $ 97,050   $139,172  $144,802
 Gross profit                             12,433    13,616     19,275    22,428
 Operating income                          1,093      (518)     2,131     3,339
 Income before income taxes                  271    (1,441)       416     1,264
 Net income (loss)                            34      (179)        51       158
 Net income (loss) per share - diluted      0.01     (0.02)         0         0

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTAMERICA AUTOMOTIVE, INC.


Dated:   March 31, 1999               By:          /s/   THOMAS A. PRICE
                                          -------------------------------------
                                                      Thomas A. Price
                                          President and Chief Executive Officer


                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears above constitutes and appoints Thomas A. Price and Debra Smithart his true and lawful attorney-in-fact and agent, with full power of substitution and, for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

Dated:  March 31, 1999           By: /s/  THOMAS A. PRICE
                                     ---------------------------------------
                                     Thomas A. Price
                                     President, Chief Executive Officer
                                        and Director
                                     (Principal Executive Officer)

Dated:  March 31, 1999           By: /s/  DEBRA SMITHART
                                     ---------------------------------------
                                     Debra Smithart
                                     Chief Financial Officer
                                     (Principal Financial and Principal
                                        Accounting Officer)

Dated:  March 31, 1999           By: /s/  DONALD V. STROUGH
                                     ---------------------------------------
                                     Donald V. Strough
                                     Chairman of the Board of Directors

Dated:  March 31, 1999           By: /s/  W. BRUCE BERCOVICH
                                     ---------------------------------------
                                     W. Bruce Bercovich
                                     Director

Dated:  March 31, 1999           By: /s/  JEAN MARC CHAPUS
                                     ---------------------------------------
                                     Jean Marc Chapus
                                     Director

Dated:                           By:
                                     ---------------------------------------
                                     Robert Heller
                                     Director


         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(a) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

         The Registrant has not provided an annual report to stockholders covering its fiscal year ended December 31, 1998 nor has it sent a proxy statement to its stockholders with respect to any annual or special meeting of stockholders.

                         FIRSTAMERICA AUTOMOTIVE, INC.
               Schedule II - Valuation and Qualifying Accounts
                   Years Ended December 31, 1998, 1997, 1996


                                   Balance at                             Balance at
                                   Beginning           Charge to             End
                                   of Period            Income            of Period
                                     ('000s)            ('000s)             ('000s)
                                   ----------          ---------          ----------
For the year ended 12/31/98
Allowance for doubtful accounts    $     320           $     89           $     409
                                   ==========          =========          ==========

For the year ended 12/31/97
Allowance for doubtful accounts          182                138                 320
                                   ==========          =========          ==========

For the year ended 12/31/96
Allowance for doubtful accounts          106                 76                 182
                                   ==========          =========          ==========

                         FIRSTAMERICA AUTOMOTIVE, INC.

                                   EXHIBITS
                                      TO
                            FORM 10-K ANNUAL REPORT

                              For the Year Ended
                               December 31, 1998


EXHIBIT NUMBER                              DESCRIPTION
--------------                              -----------

      2.1.1* Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, California Carriage, Ltd., dba Concord Honda and Donald V. Strough, Trustee of the Strough 1983 Revocable Trust.

      2.1.2* Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, Price Auto Holding, Inc., dba Melody Toyota, Price Trust utd 10/5/84, Fred Cziska and FAA San Bruno, Inc.

      2.1.3* Agreement and Plan of Reorganization dated July 1, 1997 by and among the Company, Serramonte Motorcars, Inc., dba Lexus of Serramonte, Price Trust utd 10/5/84, Fred Cziska, John Driebe and FAA Serramonte L, Inc.

      2.1.4* Agreement and Plan of Reorganization dated July 1, 1997 between the Company, Cziska Price, Inc., dba Stevens Creek Nissan, the shareholders of Cziska Price, Inc. and FAA Stevens Creek, Inc.

      2.1.5* Agreement and Plan of Reorganization dated July 1, 1997 between the Company, Transcar Leasing, Inc., dba Serramonte Auto Plaza, the shareholders of Transcar Leasing, Inc. and FAA Serramonte GM, Inc.

      2.1.6* Asset Purchase Agreement dated March 14, 1997 by and among FAA Concord N, Inc., Concord Nissan, Inc. and Steven Hallock.

      2.1.7* Stock Purchase Agreement dated July 1, 1997, by and between the Company, The Price Trust u/t/d 10/5/84 and Smart Nissan, Inc.

      2.1.8* Asset Purchase Agreement dated March 19, 1997 by and between the Company and Asian Pacific Industries, Inc.

      2.1.9* Asset Purchase Agreement dated January 23, 1997 by and among the Company, Auto Center of Poway, Inc., Thomas Nokes and H. Matthew Travis.

      2.1.10* Asset Purchase Agreement dated January 23, 1997 by and among the Company, Auto Center of North County, Inc., Thomas Nokes and H. Matthew Travis.

      2.1.11** Asset Purchase Agreement dated January 29, 1998 by and among the Company, Burgess British Cars, Inc., and Keith Burgess.

      2.1.12** Letter of Agreement dated June 11, 1998 by and between the Company and Donald V. Strough.

      2.1.13***          Asset Purchase Agreement dated January 1998 by and
                         among the Company, Beverly Hills BM, Ltd., dba Beverly
                         Hills BMW ("Seller"), and Ross Gilbert.

      2.1.14***          Asset Purchase Agreement dated July 17, 1997 by and
                         among the Company, Golden Sierra Auto Group, dba
                         Capitol Nissan and Capman, Inc.

      2.1.15+ Stock Purchase Agreement dated July 17, 1998, by and between Graybehl Family Trust utd 3/22/78, Concord Toyota Sales, Inc., and the Company.

      2.1.16+ First Amendment to Stock Purchase Agreement dated October 1, 1998, by and between the Company, Vacation Motors, and the Graybehl Family Trust utd 3/22/78.

      2.1.17+ Second Amendment to Stock Purchase Agreement dated October 13, 1998 by and between the Company, Vacation Motors, and the Graybehl Family Trust utd 3/22/78.

      2.1.18++ Agreement and Plan of Reorganization, dated December 8, 1998, among the Company, DSW Acquisition Corporation, DSW Associates, Inc., and certain shareholders of DSW Associates, Inc.

      3.1* Amended and Restated Certificate of Incorporation, dated July 8, 1997.

      3.2+++             By-Laws.

      4.1* Stockholders' Agreement dated July 11, 1997 by and among the Company and its stockholders, Thomas Price, Donald Strough, Steven Hallock, Fred Cziska, Al Babbington, John Driebe, Embarcadero Automotive, LLC, Raintree Capital LLC, BB Investments and certain affiliates of Trust Company of the West.

      4.1.1+++ Amendment No. 1 to Stockholders Agreement dated as of October 13, 1998, by and among the Company, Thomas A. Price, Donald Stough and certain affiliates of Trust Company of the West.

      4.1.2* Securities Purchase Agreement dated as of July 11, 1997 by and among the Company, certain of its wholly-owned subsidiaries and Trust Company of the West and certain of its affiliates, as purchasers.

      4.1.3* Amendment No. 1 to Securities Purchase Agreement dated as of January 9, 1998 by and among each of FAA Capitol N, Inc., FAA Auto Factory, Inc. and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

      4.1.4+++ Amendment No. 2 to Securities Purchase Agreement, dated as of June 10, 1998, by and among each of FAA Beverly Hills, Inc., FAA Poway G, Inc., FAA Serramonte H, Inc. and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

      4.1.5+++ Amendment No. 3 to Securities Purchase Agreement, dated as of October 13, 1998, by and among each of FAA Concord T, Inc., a California corporation and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

      4.1.6+++ Amendment No. 4 to Securities Purchase Agreement, dated as of November 19, 1998, by and among each of FAA Woodland Hills VW, Inc. and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

      4.1.7+++ Amendment No. 5 to Securities Purchase Agreement, dated as of December 31, 1998, by and among each of DSW Associates, Inc. and each of the parties to the Securities Purchase Agreement dated as of July 11, 1997.

      4.1.8 Amendment No. 6 to Securities Purchase Agreement, dated as of December 31, 1998, by and among each of the parties to the Securities Purchase Agreement dated as of July 11, 1997, as amended.

      10.1* Loan and Security Agreement by and between General Electric Capital Corporation, and 13 subsidiaries of the Company dated as of July 2, 1997.

      10.1.1* Intercreditor and Subordination Agreement dated as of July 8, 1997 by and among TCW/Crescent Mezzanine Partners, L.P., TCW/Crescent Mezzanine Trust, TCW/Crescent Mezzanine Investment Partners, L.P., and General Electric Capital Corporation.

      10.2* Agreement between American Honda Motor Co., Inc. and the Company dated as of May 1, 1997 by and among the Company, Donald V. Strough, Thomas A. Price, Steven S. Hallock, Fred Cziska, Al Babbington, John Driebe, Raintree Capital, LLC, BB Investments, Brown Gibbons & Lang, L.P. and American Honda Motor Co., Inc.

      10.2.1 Honda Automobile Dealer Sales and Service Agreement dated as of September 15, 1998 by and between the Company and American Honda Motor Co., Inc.

      10.3* Nissan Dealer Agreement Sales and Service Agreement Standard Provisions, dated as of July 16, 1997 by and between Nissan Division, Nissan Motor Corporation in U.S.A. and the Company.

      10.3.1* Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Serramonte, Inc.

      10.3.2* Nissan Contiguous Market Ownership Holding Company Agreement dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., the Company, FAA Concord N, Inc., and FAA Dublin N, Inc.

      10.3.3* Nissan Dealer Term Sales and Service Agreement dated as of July 16, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Dublin N, Inc.

      10.3.4* Nissan Contiguous Market Ownership Addendum dated July 16, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Dublin N, Inc. and the Company.

      10.3.5* Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Dublin N, Inc.).

      10.3.6* Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and Smart Nissan, Inc.

      10.3.7* Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, Smart Nissan, Inc. and the Company.

      10.3.8* Nissan Contiguous Market Holding Company Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (Smart Nissan, Inc.; FAA Serramonte, Inc.).

      10.3.9* Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (Smart Nissan, Inc.).

      10.3.10* Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Serramonte, Inc., and the Company.

      10.3.11* Nissan Contiguous Market Ownership Holding Company Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Serramonte, Inc.).

      10.3.12* Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Stevens Creek, Inc.

      10.3.13* Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Stevens Creek, Inc. and the Company.

      10.3.14* Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Stevens Creek, Inc.).

      10.3.15* Nissan Dealer Term Sales and Service Agreement dated as of September 25, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Capitol N, Inc.

      10.3.16* Nissan Contiguous Market Ownership Addendum dated September 25, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Capitol N, Inc. and the Company.

      10.3.17* Nissan Contiguous Market Ownership Holding Company Agreement dated September 25, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Capitol N, Inc.).

      10.3.18* Nissan Contiguous Market Ownership Addendum dated June 30, 1997 by and among Nissan Motor Corporation in U.S.A., Thomas A. Price, FAA Concord N, Inc. and the Company.

      10.3.19* Nissan Dealer Term Sales and Service Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and FAA Concord N, Inc.

      10.3.20* Nissan Contiguous Market Ownership Areas Formation and Linkage Agreement dated June 30, 1997 by and between Nissan Motor Corporation in U.S.A. and the Company (FAA Concord N, Inc.).

      10.4* Toyota Dealer Agreement dated as of April 24, 1997 by and between Toyota Motor Sales, U.S.A., Inc. and FAA Poway T, Inc.

      10.4.1* Agreement dated as of May 2, 1997 between the Company and Toyota Motor Sales, U.S.A., Inc.

      10.4.2* Toyota Dealer Agreement dated as of June 30, 1997 by and between the Company and Toyota Motor Sales, USA, Inc.

      10.4.3 Toyota Dealer Agreement (Concord Toyota) dated as of October 1, 1998 by and between the Company and Toyota Motor Sales, USA, Inc.

      10.4.4* Lexus Dealer Agreement dated as of June 30, 1997 between Lexus and FAA Serramonte L, Inc.

      10.5* Dealer Sales and Service Agreement dated as of June 13, 1997 by and between Mitsubishi Motor Sales of America, Inc. and FAA Serramonte, Inc.

      10.6* Isuzu Dealer Sales and Service Agreement effective May 1, 1997 by and between American Isuzu Motors, Inc. and FAA Serramonte, Inc.

      10.6.1* Supplemental Agreement to Dealer Sales and Service Agreement dated as of May 1, 1997 by and among FAA Serramonte, Inc. dba Serramonte Auto Plaza, the Company and American Isuzu Motors, Inc.

      10.7* Master Agreement dated as of July 1, 1997 between FAA Serramonte, Inc. d/b/a Dodge of Serramonte; FAA Poway D, Inc. d/b/a Poway Dodge; FAA Dublin VWD, Inc., d/b/a Dublin Dodge; the Company; Thomas A. Price and Chrysler Corporation.

      10.7.1* Chrysler Corporation Dodge Sales and Services Agreement dated as of May 1997 by and between FAA Poway D, Inc., dba Poway Dodge and Chrysler Corporation.

      10.7.2* Chrysler Corporation Dodge Sales and Services Agreement dated as of July 7, 1997 by and between FAA Serramonte Inc. D, Inc., dba Dodge of Serramonte Dodge and Chrysler Corporation.

      10.7.3* Chrysler Corporation Dodge Sales and Services Agreement dated as of July 18, 1997 between FAA Dublin VWD, Inc., dba Dublin Dodge and Chrysler Corporation.

      10.8* Pontiac-GMC Division Pontiac Dealer Sales and Service Agreement dated as of June 30, 1997 between General Motors Corporation, Pontiac and Transcar Leasing, Inc., dba Serramonte Pontiac-Buick-GMC.

      10.9* Lease Agreement dated as of September 18, 1997 by and among Bay Automotive Properties, LLC, the Company and FAA Capitol N, Inc.

      10.9.1* Lease Agreement dated as of July 1, 1997 by and among the Price Trust u/t/d 10/5/84, the Company and FAA Serramonte L, Inc.

      10.9.2* Lease Agreement dated as of April 15, 1998 by and among Price Trust u/t/d 10/5/84, the Company and FAA Serramonte H, Inc.

      10.9.3* Lease Agreement dated as of July 1, 1997 among Price Trust u/t/d 10/5/84, the Company and FAA Serramonte L, Inc.

      10.9.4* Lease Agreement dated as of July 1, 1997 among Rosewood Village Associates, the Company and California Carriage Limited.

      10.9.5* Lease dated as of July 1, 1997 among Rosewood Village Associates, the Company and FAA Stevens Creek, Inc.

      10.10* Executive Employment Agreement dated as of July 1, 1997 by and between the Company and Donald V. Strough.

      10.10.1* Executive Employment Agreement dated as of July 1, 1997 by and between the Company and Thomas A. Price.

      10.10.2 Executive Employment Agreement dated as of March 30, 1999 by and between the Company and Debra L. Smithart.

      10.10.3 Executive Employment Agreement dated as of March 30, 1999 by and between the Company and Charles Oglesby.

      10.10.4* Employment Agreement dated as of March 1, 1997 by and between the Company and Steven S. Hallock.

      10.10.6* Noncompetition Agreement dated as of July 8, 1997 by and among Thomas A. Price, Donald Strough and the Company.

      10.11+++           FirstAmerica Automotive, Inc. 1997 Stock Option Plan.

      21.1               Subsidiaries of the Company.

      23.1               Consent of KPMG, LLP.

      24.1               Powers of attorney (included on signature page).

      27.1               Financial Data Schedule.

-------------
 * As filed with the SEC in our annual report on Form 10-K for the Fiscal Year ended December 31, 1997, filed on May 14, 1998.
 **   As filed with the SEC in our Current Report on Form 8-K filed on July 6,
      1998.
 *** As filed with the SEC in our Quarterly Report on Form 10-Q for the Quarterly Period ended June 30, 1998, filed on August 14, 1998.
 + As filed with the SEC in our Current Report on Form 8-K filed on October 16, 1998.
 ++ As filed with the SEC in our Current Report on Form 8-K filed on January 14, 1999.
 +++ As filed with the SEC in our Current Report on Form S-8 filed on March 16, 1999.