Form 10-Q
period 1999-03-31
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1999-05-17
CIK 766886

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549
                               _________________
                                   FORM 10-Q
(Mark One)
[ x ]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1999 or
[ _ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

                       Commission File Number 2-97254-NY
                               _________________

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
             None                                    None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None
                               (Title of Class)
                              __________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999.

Class A Common Stock, $0.00001 par value          11,514,044
Class B Common Stock, $0.00001 par value           3,532,000
Class C Common Stock, $0.00001 par value                   0

================================================================================

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements


                                                                                                      Page
                                                                                                    --------
          Condensed Consolidated Balance Sheets  March 31, 1999 and December 31, 1998.............      3

          Condensed Consolidated Statements of Operations -
          Three months Ended March 31, 1999 and 1998..............................................      5

          Condensed Consolidated Statement of Stockholders' Equity -
          March 31, 1999..........................................................................      6

          Condensed Consolidated Statements of Cash Flows
          Three months Ended March 31, 1999 and 1998..............................................      7

          Notes to  Condensed Consolidated Financial Statements...................................      8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Operating Results                                                                         13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                22

PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K                                                          22

Signatures                                                                                             23


                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FIRSTAMERICA AUTOMOTIVE, INC.

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                            March 31,         December 31,
Assets                                                        1999                1998
--------------------------------------------------------------------------------------------
Cash and cash equivalents........................            $  3,530            $  2,191
Contracts in transit.............................              16,625              13,567
Accounts receivable, net.........................              16,744              18,460
Inventories......................................             108,169              90,947
Deferred income taxes............................                 853                 853
Deposits, prepaid expenses and other.............               2,492               2,996
                                                          -------------       --------------
       Total current assets......................             148,413             129,014

Property and equipment, net......................              11,082               9,879

Other assets:
  Loan origination and other costs, net..........               2,955               3,107
   Other noncurrent assets.......................               2,375               2,457
   Goodwill, net.................................              36,722              33,995
                                                          -------------       --------------
       Total assets..............................            $201,547            $178,452
                                                          =============       ==============

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                       (In thousands, except share data)
                                  (Unaudited)


                                                                                     March 31,          December 31,
Liabilities and Stockholders' Equity                                                  1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Floor plan................................................................            $ 96,105            $ 81,452
   Secured lines of credit...................................................              16,450              17,025
   Notes payable and other...................................................               5,038               5,512
   Accounts payable..........................................................               8,532               6,009
   Accrued liabilities.......................................................              14,764              13,028
   Deferred revenue..........................................................               1,984               2,054
                                                                                   ---------------      --------------
       Total current liabilities.............................................             142,873             125,080

Long-term liabilities:
   Capital lease obligation and other long term notes........................               5,483               1,386
   Senior notes, net of discount of $2,759 in 1999 and $2,839 in 1998........              33,241              33,161
   Deferred income taxes.....................................................                 995               1,055
   Deferred revenue..........................................................               1,951               2,475
                                                                                   ---------------      --------------
       Total liabilities.....................................................             184,543             163,157
                                                                                   ===============      ==============

Cumulative redeemable preferred stock, $.00001 par value; 3,500 shares issued and outstanding in 1999 and 1998 (net of discount of $438  in 1999
 and $456 in 1998, liquidation preference of $3,500 in 1999 and 1998)........               3,062               3,044

Redeemable preferred stock, $.00001 par value; 500 shares issued and outstanding in 1999 and 1998 (net of discount of $63  in 1999 and $65 in
 1998, liquidation preference of $610  in 1999 and $600 in 1998).............                 547                 535

Stockholders' equity:
   Common stock, $0.00001 par value:
    Class A, 30,000,000 shares authorized, 11,514,044 shares issued and
     outstanding in 1999 and 1998............................................                  --                  --

    Class B, 5,000,000 shares authorized, 3,532,000 shares issued and
     outstanding in 1999 and 1998............................................                  --                  --

    Class C, 30,000,000 shares authorized, 0 shares issued and outstanding...                  --                  --
   Additional paid-in capital................................................               8,320               8,320
   Retained earnings.........................................................               5,075               3,396
                                                                                   ---------------      --------------
       Total stockholders' equity............................................              13,395              11,716
                                                                                   ---------------      --------------
                                                                                         $201,547            $178,452
                                                                                   ===============      ==============

     See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                Condensed Consolidated Statements of Operations

                      (In thousands, except share amounts)
                                  (Unaudited)


                                                                             Three months ended March 31,
                                                                              1999                   1998
                                                                         ------------------     -------------------
Sales:
     New vehicle....................................................           $   151,274            $    94,945
     Used vehicle...................................................                51,789                 41,796
     Service and parts..............................................                27,431                 18,840
     Other dealership revenues, net.................................                 7,705                  5,036
                                                                         ------------------     -------------------
          Total sales...............................................               238,199                160,617

Cost of sales:
     New vehicle....................................................               139,696                 87,775
     Used vehicle...................................................                46,844                 38,172
     Service and parts..............................................                14,723                 10,252
                                                                         ------------------     -------------------
          Total cost of sales.......................................               201,263                136,199
                                                                         ------------------     -------------------
          Gross profit..............................................                36,936                 24,418

Operating expenses:
     Selling, general and administrative............................                30,739                 20,658
     Depreciation and amortization..................................                 1,045                    399
                                                                         ------------------     -------------------
          Operating income..........................................                 5,152                  3,361

Other income/(expense):
     Interest expense, floor plan...................................                (1,506)                (1,180)
     Interest expense, other........................................                (1,778)                  (891)
     Gain on sale of dealership.....................................                 1,253                     --
                                                                    ---------------------------------------------

          Income before income taxes................................                 3,121                  1,290

Income tax expense..................................................                 1,342                    555
                                                                         ------------------     -------------------
          Net income................................................           $     1,779            $       735
                                                                         ==================     ===================


Net income  per common share-basic..................................                 $0.11                  $0.04
                                                                         ==================     ===================

Weighted average common shares outstanding-basic....................            15,065,984             14,224,845
                                                                         ==================     ===================

Net income per common share-diluted.................................                 $0.11                  $0.04
                                                                         ==================     ===================

Weighted average common shares outstanding-diluted..................            15,783,657             14,734,763
                                                                         ==================     ===================
-----------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                                 (In thousands)
                                  (Unaudited)

                                                 FirstAmerica Automotive, Inc. Common Stock
                                                ---------------------------------------------
                                                         Class A               Class B
                                                ---------------------------------------------  Paid-in  Retained     Total
                                                    Shares     Amount     Shares     Amount    Capital  Earnings    Equity
                                                ------------  ---------  ---------  ---------  -------  ---------  ----------
Balance, December 31, 1998.....................       11,514   $    --       3,532    $  --     $8,320    $3,396    $11,716
Preferred dividend and liquidation preference..                                                              (80)       (80)
Amortization of discount.......................                                                              (20)       (20)
Net income.....................................                                                            1,779      1,779
                                                ------------  ---------  ---------  ---------  -------  ---------  ----------
Balance, March  31, 1999.......................       11,514   $    --       3,532   $   --     $8,320    $5,075    $13,395
                                                ============  =========  =========  =========  =======  =========  ==========

     See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                            Three months ended March 31,
                                                                                 1999             1998
                                                                           ----------------  ----------------
Cash flows from operating activities:
  Net income.............................................................         $  1,779          $   735
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
     Depreciation and amortization.......................................            1,045              268
     Noncash interest expense............................................              230              113
     Deferred  warranty revenue, net.....................................             (364)              56
     Gain on sale of dealership..........................................           (1,253)              --
     Deferred taxes......................................................              (60)              --
     Changes in operating assets and liabilities:
       Receivables and contracts in transit..............................           (1,341)          (4,958)
       Inventories.......................................................          (13,425)           3,873
       Other assets......................................................              212               88
       Floor plan notes payable..........................................           11,419           (4,257)
       Accounts payable and accrued liabilities..........................            4,021            2,761
                                                                         ----------------------------------
       Net cash provided by (used in) operating activities...............            2,263           (1,321)
                                                                           ----------------  ----------------

Cash flows from investing activities:
  Capital expenditures...................................................           (1,109)            (457)
  Acquisitions, net of cash acquired.....................................           (1,706)              --
  Proceeds from sale of dealership.......................................            1,900               --
                                                                         ----------------------------------
       Net cash used in investing activities.............................             (915)            (457)
                                                                           ----------------  ----------------

Cash flows from financing activities:
  Borrowings on notes payable and other..................................            1,009              255
  Borrowings on secured lines of credit..................................               --              600
  Repayments on secured lines of credit..................................             (575)              --
  Repayments on notes payable and other..................................             (443)              --
                                                                           ----------------  ----------------
       Net cash (used in) provided by financing activities...............               (9)             855
                                                                           ----------------  ----------------
       Net increase (decrease) in cash and equivalents...................            1,339             (923)

Cash at beginning of period..............................................            2,191            2,924
                                                                           ----------------  ----------------
Cash at end of period....................................................         $  3,530          $ 2,001
                                                                           ================  ================

Cash paid during the period for:
  Interest...............................................................         $  3,047          $ 1,941
  Income taxes...........................................................              124               --
Non-cash activity was as follows:
  Capital lease obligation...............................................              619               --
  Preference dividends declared but not paid.............................               70               70
  Notes payable to sellers...............................................            2,000               --



     See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     (1)   Summary of Significant Accounting Policies


           (a)  Business

     FirstAmerica Automotive, Inc. (the "Company") is a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. The Company currently operates in four major metropolitan markets in California, and is focusing its consolidation strategy in the western United States. The Company generates revenues primarily through the sale and lease of new and used vehicles, service and parts sales, financing fees, extended service warranty sales, after-market product sales and collision repair services. The Company sells a variety of domestic and foreign brands, including BMW, Chevrolet, Dodge, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Toyota, and Volkswagen.

     The Company's plan is to continue making opportunistic acquisitions in the western United States. The Company currently operates in the following four metropolitan markets:

*  San Francisco Bay Area                    * San Jose/Silicon Valley
*  San Diego                                 * Los Angeles

           (b)  Basis of Financial Statement Presentation

     The financial information included herein for the three month periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

     The financial information as of December 31, 1998 is derived from FirstAmerica Automotive, Inc.'s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 1999. The interim condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

      All significant intercompany transactions and balances have been eliminated in the accompanying condensed consolidated financial statements. Certain prior period amounts have been reclassified to conform with the current financial statement presentation.

           (d)           Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

           (e)           Comprehensive Income

      The Company has determined that net income and comprehensive income are the same for the periods presented.

     (2)  Acquisitions

Acquisition and Disposition Completed During the Quarter Ended March 31, 1999

      In March 1999, the Company acquired substantially all of the operating assets of Richey Fipp Chevrolet, a Chevrolet dealership located in Poway, California. The acquisition was accounted for using the purchase method of accounting and the operating results of this dealership have been included in the Company's results of operations since the date it was acquired. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition date. Amounts recorded for this acquisition were as follows: current assets, net of cash acquired, of $4.2 million, fixed assets of $0.2 million, goodwill and other intangibles of $3.0 million, and floor plan and other liabilities of $3.7 million.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed during the period from January 1, 1998 to March 31, 1999 (see list of acquisitions below) had occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt, reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements, change in accounting for inventories from last-in, first-out method to the Company's specific identification method for accounting for inventories, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of results of operations that would have occurred had the acquisitions been completed on January 1, 1998. These results are also not necessarily indicative of the results of future operations:

                                                                   Three months ended March 31,
                                                                 1999                        1998
                                                           ----------------          ----------------
Total sales                                                    $243,978                    $211,333
Income before taxes                                               3,212                       1,171
Net income                                                        1,831                         667
Net income per common share-diluted                            $   0.11                    $   0.04

The acquisitions incorporated into the above unaudited pro forma financial information include the following:

             Acquisition                     Date
---------------------------------         ----------------
Beverly Hills BMW                         April 1998
Serramonte Honda                          June 1998
Concord Toyota                            October 1998
Volkswagen of Woodland Hills              November 1998
Auto Town                                 December 1998
Poway Chevrolet                           March 1999

     In March 1999, the Company sold the operating assets of Serramonte GMC/Pontiac/Buick to General Motors, Inc and received proceeds of approximately $1.9 million and recorded a pretax gain of $1.3 million.

     (3)  Inventories

     Inventories is comprised of the following (in thousands):

                                        March 31,                  December 31,
                                          1999                         1998
                               ---------------------------  ---------------------------
New vehicles                                      $ 78,179                      $65,152
Used vehicles                                       23,685                       20,049
Parts and accessories                                6,305                        5,746
                               ---------------------------  ---------------------------
Inventories                                       $108,169                      $90,947
                               ===========================  ===========================

     (4)    Earnings Per Share

     The following table reconciles basic and diluted earnings per share (in thousands, except per share data):

                                                                                        Three months ended March 31,
                                                                                           1999              1998
                                                                                     ----------------  ----------------
Net income per income statement                                                               $ 1,779           $   735

Less:
Cumulative redeemable preference dividends                                                         70                70
Redeemable preferred stock liquidation preference accretion                                        10                20
Cumulative and redeemable preferred stock discount amortization                                    20                20
                                                                                     ----------------  ----------------

Net income applicable to common stockholders                                                    1,679               625

Add:
Interest charges applicable to convertible debt                                                     6                 7
                                                                                     ----------------  ----------------

Net income applicable to common stockholders and assumed conversions                          $ 1,685           $   632
                                                                                     ================  ================

                                                                                        Three months ended March 31,
                                                                                           1999              1998
                                                                                     ----------------  ----------------
Diluted Earnings Per Share:
Weighted average common shares outstanding-basic                                               15,066            14,225

Net effect of dilutive stock options                                                              394               227
Net effect of warrants                                                                            224               183
Net effect of convertible notes                                                                   100               100
                                                                                     ----------------  ----------------

Total weighted average common shares outstanding-diluted (b)                                   15,784            14,735
                                                                                     ================  ================

Net income per common share-diluted (c)                                                         $0.11             $0.04
                                                                                     ================  ================


     (5)  Floor Plan Notes Payable and Secured Lines of Credit

     The Company currently has a $175 million loan and security agreement with an institutional lender. The loan agreement matures in July 2000.

     The loan and security agreement permits the Company to borrow up to $115 million in floor plan notes payable, limited by new and a portion of used vehicle inventory, and provides for revolver advances up to $35 million, secured and restricted by the used vehicle and parts inventory borrowing base as defined in the loan agreement. Revolver advances are classified as secured lines of credit in the accompanying financial statements. The loan agreement also provides for a discretionary line of credit of up to $25 million that an institutional lender may make available at its absolute discretion. The Company also has an over advance facility of $5.0 million in excess of the borrowing base as defined in the loan agreement.

     The Company's ability to draw on the floor plan notes payable, revolver advances and discretionary advances for the purpose of acquiring automobile dealerships is limited by the amount of vehicle and parts inventory of the acquired dealership.

     In April 1999, the institutional lender increased the over advance facility to allow the Company to borrow an additional $9.3 million, resulting in an over advance facility of $14.3 million. The Company borrowed $2.7 million under this agreement to complete the acquisition of Marin Dodge.

     As of March 31, 1999, the Company had floor plan notes payable of $96.1 million, revolver advances outstanding of $12.2 million and over advances outstanding of $4.3 million. There were no discretionary advances outstanding as of March 31, 1999.

     Floor plan notes payables are due when vehicles are sold, leased, or delivered. Revolver advances are due whenever the used vehicle and parts borrowing base as defined in the loan agreement is exceeded. Interest rates on the floor plan notes and the revolver and over advances are variable and change based on movements in the prime rate. The interest rate on the floor plan notes equals prime minus 75 basis points, the interest rate on the revolver advances equals prime minus 35 basis points, and the interest rate on the over advances equals prime plus 200 basis points.

     (6)  Operating Segments

     The Company operates primarily in the automotive segment. The Company sells new vehicles, used vehicles, light trucks, and replacement parts. In addition, it provides vehicle maintenance and repair services, and arranges related financing and warranty products for its automotive customers.

     The Company acquired on December 31, 1998 Auto Town, a software company that provides software products and internet services to automobile dealerships.

     Summarized financial information concerning the Company's two segments is shown in the following table (in thousands):


                                     Automotive                        Technology                      Total Company
                                                          Three months ended March 31, 1998
                           --------------------------------------------------------------------------------------------------
                                1999             1998             1999             1998             1999            1998
                           ---------------  --------------  ----------------  ---------------  --------------  --------------
Total revenues                  $237,926        $160,617           $  273   $          --          $238,199        $160,617
Income (loss) before taxes         3,643           1,290             (522)             --             3,121           1,290
Total assets (period end)        199,731         124,155            1,816              --           201,547         124,155

       (7)  Related Party Transactions

       In March 1999, the Company acquired substantially all of the operating
assets of Richey Fipp Chevrolet.   The $3.7 million purchase price was partly
financed from the proceeds of a $1.0 million loan from the Chief Executive Officer of the Company and $1.0 million in notes to each of the two selling parties , one of whom became an employee of the Company after the acquisition. The annual interest rate on the loan from the Chief Executive Officer is 7.4% and there is no stated maturity date on the note. The annual interest rate on each of the $1.0 million notes payable to the sellers is 10.5%. The principal amount on each note is due in March 2003. The seller notes and Chief Executive Officer's note are included in other long-term notes in the accompanying condensed consolidated financial statements.

     (8)  Subsequent Events

Public Offering and New Credit Facility

     In April 1999, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission proposing to sell approximately $100 million of common stock in a public offering. The Company intends to use the proceeds from the public offering to fund pending acquisitions, repay outstanding loans to principal stockholders including accrued interest, redeem outstanding senior notes including accrued interest and redemption premiums, and redeem preferred stock including accrued dividends and redemption premiums. In addition, the Company is currently negotiating a new credit facility that will replace the current floor plan facility, provide additional floor plan borrowing capacity, and provide additional borrowing capacity to complete acquisitions. This new credit facility is expected to be available upon the closing of the Company's pending public offering.

Acquisition Completed Subsequent to March 31, 1999 and Pending Acquisitions

     In April 1999, the Company acquired substantially all of the operating assets of Marin Dodge for $4.2 million. In May 1999, the Company entered into an agreement to acquire all of the outstanding capital stock of the Lucas Dealership Group, Inc. which, at the time of closing, will consist of five dealerships including six new vehicle franchises in the San Jose/Silicon Valley area. The Company has also entered into agreements to acquire the assets of a single franchise dealership in the San Francisco Bay area, a multiple franchise dealership in the Los Angeles area, and a dealership in the Las Vegas area. The estimated aggregate cash purchase price for these acquisitions is approximately $100 million, net of cash acquired. The Company intends to fund the acquisitions with proceeds from its common stock offering and new credit facility. The Company also has a financing commitment letter for the Lucas Dealership Group acquisition, which will be used in the event the Company's public offering is not consummated before the closing of such acquisition. The back up financing commitment was provided by investment funds managed by Trust Company of the West, a shareholder of the Company.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's 1998 Annual Report on Form 10-K or the Company's registration statement on Form S-1 as filed with the Securities and Exchange Commission. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry, and the Company's ability to obtain additional sources of capital, negotiate profitable acquisitions, and secure manufacturer approvals for such acquisitions.

Overview

     We are a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. We currently operate in four major metropolitan markets in California, and are focusing our consolidation strategy in the western United States. We generate revenues through the sale and lease of new and used vehicles, service and parts sales, financing fees, vehicle insurance commissions, extended service warranty sales, after-market product sales and collision repair service revenues. We currently sell the following domestic and foreign brands: BMW, Chevrolet, Dodge, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Toyota and Volkswagen.

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

     Our gross margin varies based on the mix between new vehicle sales, used vehicle sales, service and parts sales and other dealership revenues. Gross margins on new vehicle sales can be affected by the availability of popular model types as well as manufacturer promotions. Factors such as seasonality, weather and cyclicality may also impact our product mix and influence our gross margins. Used vehicle gross margins are primarily impacted by supply and the price of new vehicles. Service and parts gross margins are primarily impacted by the productivity and wage rate of service personnel.

     Sales commissions, salaries, advertising and rent constitute the largest components of selling, general and administrative expenses. Interest expense primarily consists of interest charges on debt incurred for floor plan financing and interest on debt incurred for dealership acquisitions.

     Vehicle sales are cyclical and can be impacted by consumer confidence, levels of consumers' disposable income, inflation, interest rates, credit availability and other economic conditions. A significant portion of the costs associated with vehicle sales are variable costs and can be adjusted during periods of depressed sales. Sales of parts and service can offset reductions in vehicle sales to the extent customers repair and service vehicles rather than replace them.

     We have accounted for all of our acquisitions using the purchase method of accounting and, as a result, we do not include in our financial statements the results of operations of acquisitions prior to the date they were acquired by us.

Results of Operations

     The following tables summarize, for the periods presented, the information relating to specific items reflected in our statement of operations.

Percentages of total revenue:

                                                           Three months ended March 31,
                                                             1999                1998
                                                      ------------------  ------------------
Sales
 New vehicles.......................................               63.5%               59.1%
 Used vehicles......................................               21.8%               26.0%
 Service and parts..................................               11.5%               11.8%
 Other dealership revenues, net.....................                3.2%                3.1%
                                                      ------------------  ------------------
   Total sales......................................              100.0%              100.0%
Cost of sales.......................................               84.5%               84.8%
                                                      ------------------  ------------------
   Gross profit.....................................               15.5%               15.2%
Selling, general and administrative expenses........               12.9%               12.9%
Depreciation and amortization.......................                0.4%                0.2%
                                                      ------------------  ------------------

   Operating Income.................................                2.2%                2.1%

New vehicle sales statistics:

                                                           Three months ended March 31,
                                                             1999                1998
                                                      ------------------  ------------------
Units...............................................              6,372               4,336
Sales (in thousands)................................           $151,274             $94,945
Gross profit (in thousands).........................           $ 11,578             $ 7,170
Gross margin........................................                7.7%                7.6%
Gross profit per unit...............................           $  1,817             $ 1,654

Used vehicle retail sales statistics, excluding wholesale sales and units:


                                                           Three months ended March 31,
                                                             1999                 1998
                                                      ------------------  ------------------
Units..............................................                2,585                2,433
Sales (in thousands)...............................              $39,601              $32,791
Gross profit (in thousands)........................              $ 4,089              $ 3,091
Gross margin.......................................                 10.3%                 9.4%
Gross profit per unit..............................              $ 1,582              $ 1,270

Service and parts statistics:

                                                            Three months ended March 31,
                                                             1999                 1998
                                                      ------------------  ------------------
Sales (in thousands)................................             $27,431              $18,840
Gross profit (in thousands).........................             $12,708              $ 8,588
Gross margin........................................                46.3%                45.6%

Three Months Ended March 31,1999 Compared to Three Months Ended March 31,1998

     Sales. Our sales increased $77.6 million, or 48.3%, to $238.2 million for the three months ended March 31, 1999 from $160.6 million in 1998. We acquired four dealerships in 1998 and one dealership in 1999, which for the periods following their acquisition accounted for $57.1 million or 74.0% of the increase in 1999 sales.

          New vehicles. We sold a variety of domestic and imported vehicle brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. In the first three months of 1999 we sold 6,372 new vehicles, generating revenues of $151.3 million, which constituted 63.5% of our total sales. In the first three months of 1998 we sold 4,336 new vehicles, generating revenues of $94.9 million, which constituted 59.1 % of our total sales. The increase in revenues and units was due primarily to the five dealerships acquired between January 1, 1998 and March 31, 1999. Average unit prices increased 8.4% to $23,740 from $21,897 per vehicle due to the higher mix of luxury vehicles we sold in 1999. We anticipate an increase in the number of luxury vehicles we sell as we acquire additional dealerships.

          Used vehicles. We sold a variety of makes and models of used vehicles and light trucks of varying model years and prices. In the first three months of 1999, we sold 2,585 retail used vehicles and 1,960 wholesale used vehicles. In the first three months of 1998, we sold 2,433 retail used vehicles and 1,657 wholesale used vehicles. Total revenues from used vehicle sales increased 23.9%, to $51.8 million in the first three months of 1999 from $41.8 million in the first three months of 1998, primarily due to the dealerships we acquired between January 1, 1998 and March 31, 1999. Retail and wholesale used vehicle sales comprised 21.8% of our total sales in the first three months of 1999 compared to 26.0% of our total sales in the first three months of 1998. Our average price per used vehicle unit increased 11.5% to $11,395 from $10,219 per vehicle.

          Service and parts. Service and parts includes revenue from the sale of parts, accessories, maintenance and repair services. Service and parts revenue increased 45.6% to $27.4 million in the first three months of 1999 from $18.8 million in the first three months of 1998, primarily due to dealerships acquired between January 1, 1998 and March 31, 1999.

          Other dealership revenues, net. Other dealership revenues primarily include fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of insurance companies. Other dealership revenues increased 53.0% to $7.7 million in the first three months of 1999 from $5.0 million in the first three months of 1998 due primarily to dealerships acquired.

     Gross profit. Gross profit increased 51.3% to $36.9 million in the first three months of 1999 from $24.4 million in the first three months of 1998. Our overall gross margins increased to 15.5% in the first three months of 1999, from 15.2% in the first three months of 1998, primarily due to an increase in new vehicle margins and an increase in other dealership revenues as a percentage of total sales. The gross margin on new vehicle sales increased to 7.7% in the first three months of 1999, from 7.6% in the first three months of 1998. The gross margin on used vehicle sales increased to 9.5% in the first three months of 1999 from 8.7% in the first three months of 1998. Gross margins on service and parts increased to 46.3% in the first three months of 1999 from 45.6% in the first three months of 1998, primarily due to increased emphasis on service operations and profitability.

     Selling, general and administrative expense. Our selling, general and administrative expense increased $10.1 million, or 48.8%, to $30.7 million in the first three months of 1999 from $20.7 million in the first three months of 1998. Selling, general and administrative expense as a percentage of sales remained constant at 12.9% in the first three months of 1999 and the first three months of 1998. The increase was due primarily to increases in compensation for additional personnel, management, and overhead as a result of acquired dealerships.

     Depreciation and amortization. Depreciation and amortization expense increased $0.6 million, or 162%, to $1.0 million in the first three months of 1999 from $0.4 million in the first three months of 1998. The increase was due to additional depreciation and goodwill amortization from acquired dealerships.

     Interest expense. Floor plan interest expense increased $0.3 million, or 27.5%, to $1.5 million in the first three months of 1999 from $1.2 million in the first three months of 1998 primarily as a result of increased floor plan debt in 1999 from the acquired dealerships. Interest expense other than floor plan increased $0.9 million, or 99.5%, to $1.8 million in the first three months of 1999 from $0.9 million in the first three months of 1998. The increase was due to debt incurred from dealerships we acquired.

     Income tax expense. Income tax expense increased to $1.3 million in the first three months of 1999 from $0.6 million in the first three months of 1998 due to higher pretax income in 1999. Our effective income tax rate was 43% for
the first three months of 1999.   Our effective tax rate in the future may be
affected by non-deductible expenses such as goodwill associated with certain types of acquisitions.

     Net income. As a result of the items discussed above, net income increased to $1.8 million in the first three months of 1999 from $0.7 million in the first three months of 1998.

Liquidity and Capital Resources

     Our cash and liquidity requirements are primarily for acquiring new dealerships, working capital, information systems and expanding existing facilities. Historically, we have relied primarily upon cash flows from operations, floor plan financing, and other borrowings under our credit facility to finance our operations, and the proceeds from our private placements to finance our acquisitions. At March 31,1999, we had working capital of $5.5 million.

     In the first three months of 1999, operating activities resulted in net cash provided by operations of $2.3 million compared to $1.3 million used in
operations in the first three months of 1998.   The increase was attributable to
a reduction in receivables and contracts in transit and an increase in inventories which was offset by increases in accounts payable and accrued liabilities and floor plan notes payable compared to the prior year period.

     In the first three months of 1999, the net cash used in investing activities totaled $0.9 million, which consisted of $1.7 million used for acquisitions and $1.1 million of capital expenditures for information systems and improvements to existing facilities, offset by proceeds from a sale of a dealership of $1.9 million. This compared to $0.5 million in the first three months of 1998 which was used for capital expenditures.

     In the first three months of 1999, net cash used in financing activities totaled $9 thousand, which consisted of borrowings and repayments on secured lines of credit and notes payable. In the first three months of 1998, net cash provided from financing activities totaled $0.9 million which consisted of borrowings on secured lines of credit and notes payable.

     In April 1999, we filed a registration statement on Form S-1 with the Securities and Exchange Commission proposing to sell approximately $100 million of common stock in a public offering. We intend to use the proceeds from the public offering to fund pending acquisitions, repay outstanding loans to principal stockholders including accrued interest, redeem outstanding senior notes including accrued interest and redemption premiums, and redeem preferred stock including accrued dividends and redemption premiums. In addition, we are currently negotiating a new credit facility that will replace the current floor plan facility, provide additional floor plan borrowing capacity, and provide additional borrowing capacity to complete acquisitions. This new credit facility is expected to be available upon the closing of our pending public offering.

     In May 1999, we entered into an agreement to acquire all of the outstanding capital stock of the Lucas Dealership Group, Inc. which, at the time of closing, will consist of five dealerships including six new vehicle franchises in the San Jose/Silicon Valley area. We have also entered into agreements to acquire the assets of a single franchise dealership in the San Francisco Bay area, a multiple franchise dealership in the Los Angeles area, and a dealership in the Las Vegas area. The estimated aggregate cash purchase price for these acquisitions is approximately $100 million, net of cash acquired. We intend to fund the acquisitions with proceeds from our common stock offering and new credit facility. We have a financing commitment letter for the Lucas Dealership Group acquisition, which will be used in the event that our public offering is not consummated before the closing of such acquisition. The back up financing commitment was provided by investment funds managed by Trust Company of the West, one of our shareholders.

Floor Plan Notes Payable and Secured Lines of Credit

     We currently have a $175 million loan and security agreement with an institutional lender. The loan agreement matures in July 2000.

     Our loan and security agreement permits us to borrow up to $115 million in floor plan notes payable, limited by our new and a portion of our used vehicle inventory and provides for revolver advances up to $35 million, secured and restricted by the used vehicle and parts inventory borrowing base as defined in the loan agreement. Revolver advances are classified as secured lines of credit in the accompanying financial statements. The loan agreement also provides for a discretionary line of credit of up to $25 million that an institutional lender may make available at its absolute discretion. We also have an over advance facility of $5.0 million in excess of the borrowing base as defined in the loan agreement.

     Our ability to draw on the floor plan notes payable, revolver advances and discretionary advances for the purpose of acquiring automobile dealerships is limited by the amount of vehicle and parts inventory of the acquired dealership.

     In April 1999, the institutional lender increased our over advance facility to allow us to borrow an additional $9.3 million, resulting in an over advance facility of $14.3 million. We borrowed $2.7 million under this agreement to complete the acquisition of Marin Dodge.

     As of March 31, 1999, we had floor plan notes payable of $96.1 million, revolver advances outstanding of $12.2 million and over advances outstanding of $4.3 million. There were no discretionary advances outstanding as of March 31, 1999.

     Floor plan notes payables are due when vehicles are sold, leased, or delivered. Revolver advances are due whenever the used vehicle and parts borrowing base as defined in the loan agreement is exceeded. Interest rates on the floor plan notes and the revolver and over advances are variable and change based on movements in the prime rate. The interest rate on the floor plan notes equals prime minus 75 basis points, the interest rate on the revolver advances equals prime minus 35 basis points, and the interest rate on the over advances
equals prime plus 200 basis points.   We intend to replace the floor plan
facility with a new credit facility in connection with the public offering of common stock.

Senior Notes and Preferred Stock

     Currently, we also have a securities purchase agreement with an institutional lender which provided an aggregate funding commitment of up to $40 million. The commitment consisted of $36 million of 12.375% senior notes, $3.5 million 8% Cumulative Redeemable Preferred Stock, or CRPS, and $0.5 million Redeemable Preferred Stock, or RPS, and up to 5 million shares of our Class B common stock.

     As of March 31, 1999, we had received $40 million of the commitment from the institutional lender. In exchange, we issued senior notes with a principal amount of $36 million at a discount of $3.2 million, 3,500 shares of CRPS at a discount of $0.6 million, 500 shares of RPS at a discount of $0.1 million, 3,032,000 shares of Class B common stock at $0.92 per share and 500,000 shares of Class B common stock at $2.00 per share. The senior notes, CRPS and RPS are due June 30, 2005. We used these proceeds primarily to acquire dealerships.

     The senior notes are unsecured and rank behind all debts of our operating subsidiaries, rank equal to our other existing and future senior indebtedness, and are senior in right of payment to any additional subordinated debt. The CRPS and RPS shares rank behind all of our debt and the debt of our subsidiaries and have priority over our common stock. We can redeem all the senior notes in whole or in part, at any time, upon notice to the holders of the senior notes. The redemption price for the period July 1, 1998 to June 30, 1999 is 108.75% of the principal balance and decreases 1.25% on July 1 of each year thereafter.
The redemption price per share on June 30, 2005 is equal to the CRPS liquidation preference of $1,000 and the RPS liquidation preference of $1,720. If the aggregate outstanding principal balance of the senior notes is less than $2 million at any time, we are required to redeem all outstanding senior notes. We intend to redeem the senior notes and preferred stock in connection with the public offering of common stock.

     On July 1, 2003 and July 1, 2004, we must redeem senior notes in the aggregate principal amount equal to the lesser of (a) 30% of the aggregate principal amount of senior notes issued or (b) the aggregate amount of issued and outstanding senior notes on such date, at the applicable redemption price plus all accrued and unpaid interest on the senior notes to the redemption date. On June 30, 2005, we must redeem all remaining issued and outstanding senior notes, paying all outstanding principal and accrued and unpaid interest.

     If we make a public offering of our stock, we may within 45 days of the completion of this offering redeem all the outstanding senior notes. If this occurs, the redemption price for the period from July 1, 1998 to June 30, 1999 will range from 104.375% to 108.75% of the principal balance, or approximately $2.1 million.

Acquisition and Disposition Closed During the First Quarter of 1999

      In March 1999, we acquired substantially all of the operating assets of Ritchey Fipp Chevrolet, a Chevrolet dealership located in Poway, California. The aggregate consideration paid for the acquisition completed during the first quarter of 1999 was $3.7 million, consisting of $1.7 million in cash and $2.0 million in notes payable to the sellers.

       In March 1999, we sold the operating assets of Serramonte
GMC/Pontiac/Buick to General Motors, Inc. and received proceeds of approximately $1.9 million and recorded a pre-tax gain of $1.3 million.

Acquisition  Closed After March 31, 1999 and Pending Acquisitions

     In April 1999, we acquired substantially all of the operating assets of Marin Dodge for $4.2 million. In May 1999, we entered into an agreement to acquire all of the outstanding capital stock of the Lucas Dealership Group, Inc. which, at the time of closing, will consist of five dealerships including six new vehicle franchises in the San Jose/Silicon Valley area. We have also entered into agreements to acquire the assets of a single franchise dealership in the San Francisco Bay area, a multiple franchise dealership in the Los Angeles area, and a dealership in the Las Vegas area. The estimated aggregate cash purchase price for these acquisitions is approximately $100 million, net of cash acquired. We intend to fund the acquisitions with proceeds from our common stock offering and new credit facility. We have a financing commitment letter for the Lucas Dealership Group acquisition, which will be used in the event that our public offering is not consummated before the closing of such acquisition. The back up financing commitment was provided by investment funds managed by Trust Company of the West, one of our shareholders.

Seasonality and Quarterly Fluctuations

     Our sales are usually lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, our financial performance is generally lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions also contribute to fluctuations in sales and operating results. The timing of acquisitions of new dealerships may also cause substantial fluctuations of operating results from quarter to quarter.

New Accounting Pronouncements

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This Statement of Position requires the capitalization of eligible costs of specialized activities related to computer software developed or obtained for internal use. The adoption of this Statement of Position did not have a material effect on our financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998. We adopted this Statement of Position on January 1, 1999.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Cost of Start Up Activities," which requires costs related to start-up activities to be expensed as incurred. The Statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Statement is effective for fiscal years beginning after December 15, 1998. We adopted this Statement of Position on January 1, 1999. The adoption of this Statement of Position did not have a material impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. The Statement will become effective for us beginning on January 1, 2000. We have not assessed the impact of the pronouncement on our consolidated financial statements.

Amortization of Goodwill

     Goodwill as of March 31, 1999 was $36.7 million, or 18.2% of our total assets. Goodwill represents the excess purchase price over the estimated fair value of the tangible and measurable intangible assets purchased in an acquisition. Generally accepted accounting principles require that goodwill be amortized over the period benefited, not to exceed 40 years. We have determined that the period benefited by most of our goodwill is over forty years and therefore we are amortizing this goodwill over a 40-year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a forty-year benefit period to intangible assets that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by our management in arriving at the price paid for businesses acquired. Earnings in later years also could be significantly affected if our management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill to the anticipated undiscounted future cash flows from operations of the businesses we have acquired to evaluate the recoverability of goodwill.

Inflation

     We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability. Interest rates have been relatively stable during this period.


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

     We are in the process of updating our data processing systems. We have converted or will complete conversion of all of our noncompliant software and computer systems for our existing operations to compliant systems by the end of the third quarter of 1999. The most critical data processing systems are the dealership management systems in our dealerships. As a result of an unrelated project to integrate computing systems across the company, these dealer management systems have been replaced or upgraded with year 2000 compliant software and hardware platforms. This conversion project is fully complete.

     Although we are converting to year 2000 compliant systems, management recognizes that it could potentially acquire a dealership that does not have year 2000 compliant systems. As part of our dealership acquisition due diligence process, acquired dealership systems are evaluated for year 2000 compliance and scheduled for upgrade or replacement as acquired dealerships are assimilated into our company.

     We are currently assessing the readiness preparations of our major suppliers. Manufacturers of vehicles and parts have been identified as our most critical suppliers, and inquiries are underway regarding their year 2000 readiness plans and status. Contingency plans will be developed based on written risk assessments of major suppliers' states of readiness. In addition, financial institutions that have been identified as critical suppliers of inventory financing and customer financing are in the process of being evaluated for year 2000 compliance.

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

Year 2000 Risks

     The principal risk and most reasonably likely worst case scenario associated with the year 2000 program is the risk of disrupting our operations due to operational failure of third-party suppliers, primarily vehicle manufacturers. Such failures could materially and adversely affect our ability to obtain vehicles and parts for sale. Although our inquiries are underway, we do not yet have the information to estimate the likelihood of significant disruptions among our suppliers. We believe that, with the completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

Year 2000 Contingency Planning

     We are assessing the consequences if our year 2000 initiative is not completed on schedule. Upon completion of this assessment, we will begin contingency planning. In addition, we are in the process of developing business contingency plans that address the actions that would be taken if critical business operations were disrupted due to system or supplier failure. We expect the plan development and validation to be completed by the fourth quarter of 1999.

Year 2000 Forward-looking Statements

     This discussion of the implications of the year 2000 for us contains numerous forward-looking statements based on inherently uncertain information. Statements about the cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, we may not achieve these estimates or there may be a delay in, or increased costs associated with, the implementation of the year 2000 program. In addition, we place a high degree of reliance on computer systems of third parties, such as vendors, suppliers, and financial institutions. Although we are assessing the readiness of these third parties and will prepare contingency plans, the failure of these third parties to modify their systems in advance of December 31, 1999 could have a material adverse effect on our business.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

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

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports and Form 8-K

(a)  Exhibits

The exhibits filed as a part of this report are listed below.

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

       27.1       Financial Data Schedule

(b)  Report on Form 8-K

On January 14, 1999, the Company filed a report on Form 8-K , dated December 31, 1998, under Item 2., Acquisition or Disposition of Assets. On March 16, 1999, the Company filed a report on Form 8-K/A, dated December 31, 1998, relating to its report on Form 8-K filed on January 14, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            FIRSTAMERICA AUTOMOTIVE, INC.


Dated:   May 17, 1999       By:   /s/          THOMAS A. PRICE
                                  -----------------------------------------
                                               Thomas A. Price
                               President, Chief Executive Officer, and Director
                                        (Principal Executive Officer)


                             By:   /s/           DEBRA L. SMITHART
                                  -----------------------------------------
                                                 Debra L. Smithart
                                     Chief Financial and Administrative Officer
                                    (Principal Financial and Accounting Officer)