Form 10-Q
period 1999-06-30
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1999-08-16
CIK 766886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549
                               _________________
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999 or

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
YES X  NO ___
   ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1999:

Class A Common Stock, $0.00001 par value           11,670,711
Class B Common Stock, $0.00001 par value            3,532,000
Class C Common Stock, $0.00001 par value                    0
================================================================================

PART I -- FINANCIAL INFORMATION

Item 1.      Financial Statements

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

Page
    Condensed Consolidated Balance Sheets -
    June 30, 1999 and December 31, 1998 ....................................................      3

    Condensed Consolidated Statements of Operations -
    Three and six months ended June 30, 1999 and 1998.......................................      5

    Condensed Consolidated Statement of Stockholders' Equity -
    Six months ended June 30, 1999..........................................................      6

    Condensed Consolidated Statements of Cash Flows -
    Six months ended June 30, 1999 and 1998.................................................      7

    Notes to Condensed Consolidated Financial Statements....................................      8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Operating Results..............................................................     13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....................     22

PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K...............................................     22

Signatures..................................................................................     23

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FIRSTAMERICA AUTOMOTIVE, INC.

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                              June 30,  December 31,
Assets                                          1999        1998
--------------------------------------------------------------------
Cash and cash equivalents...................  $  2,339      $  2,191
Contracts in transit........................    18,667        13,567
Accounts receivable, net....................    16,020        18,460
Inventories.................................   120,919        90,947
Deferred income taxes.......................       853           853
Deposits, prepaid expenses and other........     5,713         2,996
                                              --------      --------
  Total current assets......................   164,511       129,014

Property and equipment, net.................    12,137         9,879

Other assets:
 Loan origination and other costs, net......     2,815         3,107
 Other noncurrent assets....................     1,452         2,457
 Goodwill and other intangible assets, net..    40,499        33,995
                                              --------      --------
  Total assets..............................  $221,414      $178,452
                                              ========      ========

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                       (In thousands, except share data)
                                  (Unaudited)


                                                                               June 30,   December 31,
Liabilities and Stockholders' Equity                                             1999        1998
-------------------------------------------------------------------------------------------------------
Current liabilities:
  Floor plan...............................................................     $110,048    $ 81,452
  Secured lines of credit..................................................       24,950      17,025
  Notes payable and other..................................................        5,053       5,512
  Accounts payable.........................................................        6,210       6,009
  Accrued liabilities......................................................       13,379      13,028
  Deferred revenue.........................................................        1,640       2,054
                                                                                --------    --------
     Total current liabilities.............................................      161,280     125,080

Long-term liabilities:
  Capital lease obligation and other long term notes.......................        5,361       1,386
  Senior notes, net of (discount of $2,679 in 1999 and $2,839 in 1998).....       33,321      33,161
  Deferred income taxes....................................................        1,055       1,055
  Deferred revenue.........................................................        1,762       2,475
                                                                                --------    --------
     Total liabilities.....................................................      202,779     163,157
                                                                                ========    ========

Cumulative redeemable preferred stock, $.00001 par value; 3,500 shares issued and outstanding in 1999 and 1998 (net of discount of $421 in 1999
  and $456 in 1998, liquidation preference of $3,500 in 1999 and 1998).....        3,079       3,044

Redeemable preferred stock, $.00001 par value; 500 shares issued and outstanding in 1999 and 1998 (net of discount of $60 in 1999 and $65 in
 1998, liquidation preference of $640 in 1999 and $600 in 1998)............          560         535

Stockholders' equity:
  Common stock, $0.00001 par value:
   Class A, 30,000,000 shares authorized, 11,670,711 shares issued and
    outstanding in 1999 and 11,514,044 issued and outstanding in 1998......           --          --

   Class B, 5,000,000 shares authorized, 3,532,000 shares issued and
    outstanding in 1999 and 1998...........................................           --          --

   Class C, 30,000,000 shares authorized, 0 shares issued and outstanding..           --          --
  Additional paid-in capital...............................................        8,571       8,320
  Retained earnings........................................................        6,425       3,396
                                                                                --------    --------
     Total stockholders' equity............................................       14,996      11,716
                                                                                --------    --------
                                                                                $221,414    $178,452
                                                                                ========    ========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                Condensed Consolidated Statements of Operations

                       (In thousands, except share data)
                                  (Unaudited)

                                                            Three months ended June 30,         Six months ended June 30,
                                                                1999           1998                1999           1998
                                                            -----------    -----------          -----------    -----------
Sales:
     New vehicle.......................................     $   169,873    $   104,673          $   321,147    $   199,618
     Used vehicle......................................          60,292         50,353              112,081         92,148
     Service and parts.................................          28,278         22,210               55,709         41,050
     Other dealership revenues, net....................           9,062          5,815               16,767         10,852
                                                            -----------    -----------          -----------    -----------
          Total sales..................................         267,505        183,051              505,704        343,668

Cost of sales:
     New vehicle.......................................         157,082         96,398              296,778        184,174
     Used vehicle......................................          54,125         45,751              100,969         83,922
     Service and parts.................................          15,140         11,991               29,863         22,243
                                                            -----------    -----------         ------------    -----------
          Total cost of sales..........................         226,347        154,140              427,610        290,339
                                                            -----------    -----------         ------------    -----------
          Gross profit.................................          41,158         28,911               78,094         53,329

Operating expenses:
     Selling, general and administrative...............          33,894         23,782               64,633         44,440
     Depreciation and amortization.....................           1,127            566                2,172            965
                                                            -----------    -----------         ------------    -----------
          Operating income.............................           6,137          4,563               11,289          7,924

Other income/(expense):
     Interest expense, floor plan......................          (1,652)        (1,509)              (3,158)        (2,689)
     Interest expense, other...........................          (1,941)        (1,152)              (3,719)        (2,043)
     Gain on sale of dealership........................              --             --                1,253             --
                                                            -----------    -----------         ------------    -----------

          Income before income taxes...................           2,544          1,902                5,665          3,192

Income tax expense.....................................           1,094            818                2,436          1,373
                                                            -----------    -----------         ------------    -----------
          Net income...................................     $     1,450    $     1,084         $      3,229    $     1,819
                                                            ===========    ===========         ============    ===========



Net income  per common share-basic.....................     $      0.09    $      0.07         $       0.20    $      0.11
                                                            ===========    ===========         ============    ===========

Weighted average common shares outstanding-basic.......      15,222,651     14,211,067           15,144,750     14,218,400
                                                            ===========    ===========         ============    ===========

Net income per common share-diluted....................     $      0.09    $      0.07         $       0.19    $      0.11
                                                            ===========    ===========         ============    ===========

Weighted average common shares outstanding-diluted.....      15,899,046     14,820,671           15,841,784     14,778,160
                                                            ===========    ===========         ============    ===========

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

           Condensed Consolidated Statement of Stockholders' Equity
                        Six months ended June 30, 1999
                                (In thousands)
                                  (Unaudited)


                                                            FirstAmerica Automotive, Inc.
                                                                 Common Stock
                                                ---------------------------------------------
                                                         Class A               Class B
                                                ---------------------------------------------  Paid-in  Retained     Total
                                                    Shares     Amount     Shares     Amount    Capital  Earnings    Equity
                                                -----------   --------   --------   --------   -------  --------   --------
Balance, December 31, 1998.....................      11,514   $     --      3,532   $     --   $ 8,320  $  3,396   $ 11,716
Stock options exercised........................         157         --         --         --       251        --        251
Preferred dividend and liquidation preference..                                                             (160)      (160)
Amortization of discount.......................                                                              (40)       (40)
Net income.....................................                                                            3,229      3,229
                                                -----------   --------   --------   --------  --------  --------   --------
Balance, June 30, 1999.........................      11,671   $     --      3,532   $     --  $  8,571  $  6,425   $ 14,996
                                                ===========   ========   ========   ========  ========  ========   ========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                                      Six months ended June 30,
                                                                         1999            1998
                                                                      ---------       ---------
Cash flows from operating activities:
  Net income...................................................        $  3,229       $  1,819
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................           2,172            708
    Noncash interest expense...................................             453            257
    Deferred  warranty revenue, net............................            (678)          (135)
    Gain on sale of dealership.................................          (1,253)            --
Changes in operating assets and liabilities:
    Receivables and contracts in transit.......................          (2,661)        (8,780)
    Inventories................................................         (19,361)        (9,142)
    Other assets...............................................            (731)          (965)
    Floor plan notes payable...................................          19,480         13,549
    Accounts payable and accrued liabilities...................             377          3,518
                                                                       --------       --------
     Net cash provided by operating activities.................           1,027            829
                                                                       --------       --------

Cash flows from investing activities:
  Capital expenditures.........................................          (2,060)        (2,704)
  Acquisitions, net of cash acquired...........................          (6,740)       (15,481)
  Proceeds from sale of dealership.............................           1,900             --
  Deposits on pending acquisitions.............................          (1,398)            --
                                                                       --------       --------
     Net cash used in investing activities.....................          (8,298)       (18,185)
                                                                       --------       --------

Cash flows from financing activities:
  Borrowings on notes payable and other........................           1,188          4,385
  Repayments on notes payable and other........................            (680)            --
  Borrowings on secured lines of credit........................           8,175         12,525
  Repayments on secured lines of credit........................            (250)            --
  Prepaid financing costs......................................          (1,125)            --
  Proceeds from issuance of common stock.......................             251             --
  Loan origination costs.......................................              --           (151)
  Preferred stock dividend.....................................            (140)          (140)
                                                                       --------       --------
     Net cash provided by financing activities.................           7,419         16,619
                                                                       --------       --------
     Net increase (decrease) in cash and equivalents...........             148           (737)

Cash at beginning of period....................................           2,191          2,924
                                                                       --------       --------
Cash at end of period..........................................        $  2,339       $  2,187
                                                                       ========       ========

Cash paid during the period for:
  Interest.....................................................        $  6,440       $  3,786
  Income taxes.................................................           2,084          1,222
Non-cash activity was as follows:
  Capital lease obligation.....................................             559             --
  Discount on senior notes                                                  161             --
  Notes payable to sellers.....................................          (2,000)            --

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     (1)  Summary of Significant Accounting Policies

          (a)  Business

     FirstAmerica Automotive, Inc. (the "Company") is a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. The Company currently operates in four major metropolitan markets in California, and is focusing its consolidation strategy in the western United States. The Company generates revenues primarily through the sale and lease of new and used vehicles, service and parts sales, financing fees, extended service warranty sales, after-market product sales and collision repair services. The Company sells a variety of domestic and foreign brands, including BMW, Chevrolet, Dodge, Ford, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Toyota, and Volkswagen.

     The Company's plan is to continue making opportunistic acquisitions in the western United States subject to obtaining adequate financing. The Company currently operates in the following four metropolitan markets:

*  San Francisco Bay Area                    * San Jose/Silicon Valley
*  San Diego                                 * Los Angeles

          (b)  Basis of Financial Statement Presentation

     The financial information included herein for the three and six month periods ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

          (c)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

          (d)  Comprehensive Income

     The Company has determined that net income and comprehensive income are the same for the periods presented.

     (2)  Acquisitions and Disposition

Acquisitions and Disposition Completed During the Six Months Ended June 30, 1999

     In March 1999, the Company acquired substantially all of the operating assets of Ritchey Fipp Chevrolet, a Chevrolet dealership located in Poway, California. In April 1999, the Company acquired substantially all of the operating assets of Marin Dodge, a Chrysler dealership located in San Rafael, California. In June 1999, the Company acquired substantially all of the operating assets of San Rafael Ford, a Ford dealership located in San Rafael, California. The acquisitions were accounted for using the purchase method of accounting and the operating results of these dealerships have been included in the Company's results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition date. Amounts recorded for these acquisitions were as follows: current assets, net of cash acquired, of $11.1 million, fixed assets of $1.0 million, goodwill and other intangibles of $6.3 million, notes payable to the sellers of $2.0 million, and floor plan and other liabilities of $9.7 million.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed during the period from January 1, 1998 to June 30, 1999 (see list of acquisitions below) had occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt, reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements, change in accounting for inventories from last-in, first-out method to the Company's specific identification method for accounting for inventories, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of results of operations that would have occurred had the acquisitions been completed on January 1, 1998. These results are also not necessarily indicative of the results of future operations:

                                             Six months ended June 30,
                                           1999                       1998
                                        ----------                 ----------
Total sales                              $527,660                   $449,294
Income before taxes                         5,360                      3,126
Net income                                  3,003                      1,751
Net income per common share-diluted      $   0.18                   $   0.10

The acquisitions incorporated into the above unaudited pro forma financial information include the following:

      Acquisition                            Date
---------------------------------         ----------------
Beverly Hills BMW                         April 1998
Serramonte Honda                          June 1998
Concord Toyota                            October 1998
Volkswagen of Woodland Hills              November 1998
Auto Town                                 December 1998
Poway Chevrolet                           March 1999
Marin Dodge                               April 1999
San Rafael Ford                           June 1999

In March 1999, the Company sold the operating assets of Serramonte GMC/Pontiac/Buick to General Motors, Inc. and received proceeds of approximately $1.9 million and recorded an after-tax gain of $0.7 million.

     (3)  Inventories

     Inventories are comprised of the following (in thousands):

                            June 30,  December 31,
                              1999       1998
                            --------  ------------
New vehicles                $ 89,904       $65,152
Used vehicles                 24,150        20,049
Parts and accessories          6,865         5,746
                            --------       -------
Inventories                 $120,919       $90,947
                            ========       =======

     (4)  Earnings Per Share

     The following table reconciles basic and diluted earnings per share (in thousands, except per share data):

                                                   Three months ended June 30,  Six months ended June 30,
                                                       1999           1998        1999              1998
                                                     --------       -------     -------           -------
Net income per income statement                        $1,450       $1,084       $3,229            $1,819

Less:
Cumulative redeemable preference dividends                 70           70          140               140
Redeemable preferred stock liquidation
 preference accretion                                      10           20           20                40
Cumulative and redeemable preferred stock
 discount amortization                                     20           20           40                40
                                                       ------       ------      -------           -------

Net income applicable to common stockholders            1,350          974        3,029             1,599

Add:
Interest charges applicable to convertible debt             5            7           11                13
                                                       ------       ------       ------            ------

Net income applicable to common stockholders
 and assumed conversions                               $1,355       $  981       $3,040            $1,612
                                                       ======       ======       ======            ======

                                                        Three months ended June 30,  Six months ended June 30,
                                                          1999              1998        1999           1998
                                                       ----------         --------    --------       --------
Diluted Earnings Per Share:
Weighted average common shares outstanding-basic          15,223            14,211      15,145         14,218

Net effect of dilutive stock options                         327               283         360            255
Net effect of warrants                                       249               227         237            205
Net effect of convertible notes                              100               100         100            100
                                                         -------           -------     -------        -------

Total weighted average common shares
 outstanding-diluted                                      15,899            14,821      15,842         14,778
                                                         =======           =======     =======        =======

Net income per common share-diluted                      $  0.09           $  0.07       $0.19        $  0.11
                                                         =======           =======     =======        =======

     (5)  Floor Plan Notes Payable and Secured Lines of Credit

     The Company currently has a $175 million loan and security agreement with a financial company. The loan agreement matures in July 2000.

     The loan and security agreement permits the Company to borrow up to $115 million in floor plan notes payable, limited by new and a portion of used vehicle inventory, and provides for revolver advances up to $35 million, secured by used vehicle and parts inventories. The loan agreement also provides for a discretionary line of credit of up to $25 million that the financial company makes available at its absolute discretion. The Company also has an over advance facility of $14.3 million which provides revolver advances in excess of the borrowing base as defined in the loan agreement.

     As of June 30, 1999, the Company had floor plan notes payable of $110.0 million, revolver advances outstanding of $12.4 million and over advances outstanding of $12.6 million. There were no discretionary advances outstanding as of June 30, 1999.

     In the second quarter of 1999, the Company borrowed $2.7 million under the over advance facility to complete the acquisition of Marin Dodge, $4.3 million to complete the San Rafael Ford acquisition, and $1.6 million for deposits on pending acquisitions. The remaining available balance on the over advance facility is $1.7 million.

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

     Our loan agreement contains various financial covenants such as minimum interest coverage, working capital, and maximum debt to equity ratios. The Company is in compliance with all material covenants under the loan agreement. The over advances are due December 15, 1999.

     (6)  Operating Segments

     The Company operates primarily in the automotive segment. The Company sells new vehicles, used vehicles, light trucks, after-market automotive products and replacement parts. In addition, it provides vehicle maintenance and repair services, and arranges related financing and warranty products for its automotive customers.

     On December 31, 1998, the Company acquired Auto Town, a software company that provides software products and internet services to automobile dealerships.

     Summarized financial information concerning the Company's two segments is shown in the following table (in thousands):

                              Automotive            Technology            Total Company
                                              Three months ended June 30,
                              ------------------------------------------------------------
                                 1999       1998       1999      1998     1999      1998
                              ----------  --------  -----------  -----  --------  --------
Total revenues                $  267,329  $183,051  $      176   $  --  $267,505  $183,051
Income (loss) before taxes         3,303     1,902        (759)     --     2,544     1,902
Total assets (period end)        220,317   162,021       1,097      --   221,414   162,021

                                  Automotive               Technology          Total Company
                                                    Six months ended June 30,
                              ------------------------------------------------------------------
                                 1999        1998        1999       1998       1999       1998
                              ----------  ----------  ---------   --------  ---------  --------
Total revenues                $  505,255  $  343,668  $     449   $     --  $ 505,704  $343,668
Income (loss) before taxes         6,946       3,192     (1,281)        --      5,665     3,192
Total assets (period end)        220,317     162,021      1,097         --    221,414   162,021

        (7)  Related Party Transactions

     In March 1999, the Company acquired substantially all of the operating assets of Ritchey Fipp Chevrolet. The $3.7 million purchase price was partly financed from the proceeds of a $1.0 million loan from the Chief Executive Officer of the Company and $1.0 million in notes to each of the two selling parties, one of whom became an employee of the Company after the acquisition. The annual interest rate on the loan from the Chief Executive Officer is 7.4% and there is no stated maturity date on the note. The annual interest rate on each of the $1.0 million notes payable to the sellers is 10.5%, and the principal amount on each note is due in March 2003. The seller notes and Chief Executive Officer's note are included in other long-term notes in the accompanying condensed consolidated financial statements.


     (8)  Subsequent Events

Public Offering and New Credit Facility

     In April 1999, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission proposing to sell common stock in a public offering. The Company would use the proceeds from the public offering to fund pending acquisitions, repay outstanding loans to principal stockholders including accrued interest, redeem secured lines of credit, redeem outstanding senior notes including accrued interest and redemption premiums, and redeem preferred stock including accrued dividends and redemption premiums.

     The Company has an agreement with Ford Motor Credit Company for a new $350 million credit facility. The facility would be effective upon consummation of a public offering, subject to customary terms and conditions, including minimum net proceeds for the offering of $75 million. The Company expects the facility will provide floor plan financing to its wholly-owned dealership subsidiaries of up to $200 million, and an acquisition line of credit for up to $150 million. The Company would replace its existing floor plan facility, under which the Company had approximately $110.0 outstanding as of June 30, 1999 (this facility had an interest rate of prime minus 75 basis points), with the new facility from Ford Motor Credit. The new credit facility would have an initial term of three years and would be secured by substantially all of the Company's assets and its subsidiaries' assets. The interest rate on the floor plan component of the facility would be prime rate minus 1.25%. The interest rates on the acquisition line of credit would be based on the one month commercial paper rate plus 2.75% on the first $30 million of borrowings, plus 3.75% on the amount of borrowings in excess of $30 million but less than the total scaled assets as defined and not to exceed total borrowings of $75 million, plus 4.75% on the amount of borrowings in excess of scaled assets or $45 million whichever is less.

Pending Acquisitions

     In May 1999, the Company entered into an agreement to acquire all of the outstanding capital stock of the Lucas Dealership Group, Inc. which operates three dealerships in the San Francisco Bay Area and three in the San Jose/Silicon Valley area. The Company has also entered into agreements to acquire the assets of two multiple franchise dealerships in the Los Angeles area and a dealership in the Las Vegas area. The estimated aggregate cash purchase price for these acquisitions is approximately $111 million. The Company intends to fund the acquisitions with proceeds from its common stock offering and new credit facility. The Company also has a financing commitment letter for the Lucas Dealership Group acquisition, which will be used in the event that the Company's public offering is not consummated before the closing of such acquisition. The back up financing commitment was provided by investment funds managed by Trust Company of the West, a shareholder of the Company. In the event the Company is not able to consummate its public offering, the Company will seek alternative financing to complete its remaining pending acquisitions. There are no assurances that the Company will be able to secure such financing on terms acceptable to it.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's 1998 Annual Report on Form 10-K or the Company's registration statement on Form S-1 as filed with the Securities and Exchange Commission. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry, and the Company's ability to obtain additional sources of capital through debt or equity, negotiate profitable acquisitions, and secure manufacturer approvals for such acquisitions.

Overview

     We are a leading automotive retailer in the highly fragmented automotive retailing industry. We currently operate in four major metropolitan markets in California, and are focusing our consolidation strategy in the western United States. We generate revenues through the sale and lease of new and used vehicles, service and parts sales, financing fees, vehicle insurance commissions, extended service warranty sales, after-market product sales and collision repair service revenues. We currently sell the following domestic and foreign brands: BMW, Chevrolet, Dodge, Ford, Honda, Isuzu, Lexus, Mitsubishi, Nissan, Toyota and Volkswagen.

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

     Our gross margin varies based on the mix between new vehicle sales, used vehicle sales, service and parts sales and other dealership revenues. Gross margins on new vehicle sales can be affected by the availability of popular model types as well as manufacturer promotions, because popular models tend to have higher margins and manufacturer promotions may include dealer incentives, which increase margins. Factors such as seasonality, weather and cyclicality may also impact our product mix and influence our gross margins. Used vehicle gross margins are primarily impacted by supply and the price of new vehicles. Service and parts gross margins are primarily impacted by the productivity and wage rate of service personnel.

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

Results of Operations

     The following tables summarize, for the periods presented, the information relating to specific items reflected in our statement of operations.

Percentages of total revenue:

                                                              Three months ended June 30,     Six months ended June 30,
                                                                 1999             1998           1999           1998
                                                            ------------     ------------    -----------    -----------
Sales
 New vehicles..................................                     63.5%            57.2%          63.5%         58.1%
 Used vehicles.................................                     22.5%            27.5%          22.2%         26.8%
 Service and parts.............................                     10.6%            12.1%          11.0%         11.9%
 Other dealership revenues, net................                      3.4%             3.2%           3.3%          3.2%
                                                            ------------     ------------    -----------    -----------
   Total sales.................................                    100.0%           100.0%         100.0%         100.0%
Cost of sales..................................                     84.6%            84.2%          84.6%          84.5%
                                                            ------------     ------------    -----------    -----------
   Gross profit................................                     15.4%            15.8%          15.4%          15.5%
Selling, general and administrative
  expenses.....................................                     12.7%            13.0%          12.8%          12.9%
Depreciation and amortization..................                      0.4%             0.3%           0.4%           0.3%
                                                            ------------     ------------    -----------    -----------

   Operating Income............................                      2.3%             2.5%           2.2%           2.3%


New vehicle sales statistics:

                                                              Three months ended June 30,     Six months ended June 30,
                                                                 1999             1998           1999           1998
                                                            ------------     ------------    -----------    -----------
Units..........................................                    7,094            4,441         13,466          8,777
Sales (in thousands)...........................             $    169,873     $    104,673    $   321,147    $   199,618
Gross profit (in thousands)....................             $     12,791     $      8,275    $    24,369    $    15,444
Gross margin...................................                      7.5%             7.9%           7.6%           7.7%
Gross profit per unit..........................             $      1,803     $      1,863    $     1,810    $     1,760

Used vehicle retail sales statistics, excluding wholesale sales and units:

                                                              Three months ended June 30,     Six months ended June 30,
                                                                 1999             1998           1999           1998
                                                            ------------     ------------    -----------    -----------
Units..........................................                    2,875            2,716          5,460          5,149
Sales (in thousands)...........................             $     46,089     $     38,259    $    85,690    $    71,050
Gross profit (in thousands)....................             $      5,272     $      3,852    $     9,362    $     6,942
Gross margin...................................                     11.4%            10.1%          10.9%           9.8%
Gross profit per unit..........................             $      1,834     $      1,418    $     1,715    $     1,348

Service and parts statistics:

                                                             Three months ended June 30,     Six months ended June 30,
                                                                1999             1998            1999           1998
                                                            ------------     ------------    -----------    -----------
Sales (in thousands)...........................             $     28,278     $     22,210    $    55,709    $    41,050
Gross profit (in thousands)....................             $     13,138     $     10,219    $    25,846    $    18,807
Gross margin...................................                     46.5%            46.0%          46.4%          45.8%

Three Months Ended June 30,1999 Compared to Three Months Ended June 30,1998

     Sales. Our sales increased $84.5 million, or 46.1%, to $267.5 million for the three months ended June 30, 1999 from $183.0 million in 1998. We acquired four dealerships in 1998 and three dealerships in 1999, which for the periods following their acquisition accounted for $51.8 million of the increase in 1999 sales. The remaining increase of $32.7 million is due to increased sales at dealerships owned for longer than one year.

          New vehicles. We sold a variety of domestic and imported vehicle brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. In the three months ended June 30, 1999 we sold 7,094 new vehicles, generating revenues of $169.9 million, which constituted 63.5% of our total sales. In the three months ended June 30, 1998 we sold 4,441 new vehicles, generating revenues of $104.7 million, which constituted 57.2 % of our total sales. The increase in revenues and units was due primarily to the six dealerships acquired between April 1, 1998 and June 30, 1999 and a very strong new vehicle market. Of this increase $35.0 million, or 53.7%, was due to dealerships acquired between January 1, 1998 and June 30, 1999, and the remaining $30.2 million, or 46.3%, was due to increased sales at dealerships owned for longer than one year. Average unit prices increased 1.6% to $23,946 in 1999 from $23,570 in 1998 per vehicle due to the higher mix of luxury vehicles, high-demand trucks, and sport utility vehicles we sold in 1999. We anticipate an increase in the number of luxury vehicles we sell as we acquire additional dealerships that sell these vehicles.

          Used vehicles. We sold a variety of makes and models of used vehicles and light trucks of varying model years and prices. In the three months ended June 30, 1999, we sold 2,875 retail used vehicles and 2,021 wholesale used vehicles. In the three months ended June 30, 1998, we sold 2,716 retail used vehicles and 1,430 wholesale used vehicles. Total revenues from used vehicle sales increased 19.7%, to $60.3 million in the three months ended June 30, 1999 from $50.4 million in the three months ended June 30, 1998. The increase in revenues was due to dealerships acquired between January 1, 1998 and June 30, 1999. Retail and wholesale used vehicle sales comprised 22.5% of our total sales in the three months ended June 30, 1999 compared to 27.5% of our total sales in the three months ended June 30, 1998. The decrease in used vehicle sales as a percentage of total sales is primarily attributable to the change in product mix related to a strong demand for new vehicles over the prior period. Our average price per used vehicle unit increased 1.4% to $12,315 in 1999 from $12,145 in 1998 per vehicle.

          Service and parts. Service and parts includes revenue from the sale of parts, accessories, maintenance and repair services. Service and parts revenue increased 27.4% to $28.3 million in the three months ended June 30, 1999 from $22.2 million in the three months ended June 30, 1998. Of the increase in revenues, $5.2 million, or 86%, was due to dealerships acquired between January 1, 1998 and June 30, 1999, and the remaining $0.9 million, or 14%, was due to increased sales at dealerships owned for longer than one year.

          Other dealership revenues, net. Other dealership revenues primarily include fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of insurance companies and manufacturers. Fees from the sale of vehicle financing notes and warranty service contracts are recorded at the time of the sale of the vehicles net of a reserve for future chargebacks. The reserve for future chargebacks is estimated based on historical operating results and the termination provisions of the applicable contracts. Other dealership revenues increased 55.9% to $9.1 million in the three months ended June 30, 1999 from $5.8 million in the three months ended June 30, 1998. Of the increase in revenues, $1.5 million, or 45.0%, was due to dealerships acquired between January 1, 1998 and June 30, 1999, and the remaining $1.8 million, or 55.0%, was due to increased sales at dealerships owned for longer than one year.

     Gross profit. Gross profit increased 42.4% to $41.2 million in the three months ended June 30, 1999 from $28.9 million in the three months ended June 30, 1998. Our overall gross margins decreased to 15.4% in the three months ended June 30, 1999, from 15.8% in the three months ended June 30, 1998, primarily due to a change in product mix of a higher percentage of new vehicle sales as a percentage of total sales. The gross margin on new vehicle sales decreased to 7.5% in the three months ended June 30, 1999, from 7.9% in the three months ended June 30, 1998 primarily due to an emphasis on higher unit volume. The gross margin on used vehicle sales increased to 10.2% in the three months ended June 30, 1999 from 9.1% in the three months ended June 30, 1998. Gross margins on service and parts increased to 46.5% in the three months ended June 30, 1999 from 46.0% in the three months ended June 30, 1998, primarily due to increased emphasis on service operations and profitability.

     Selling, general and administrative expense. Our selling, general and administrative expense increased $10.1 million, or 42.5%, to $33.9 million in the three months ended June 30, 1999 from $23.8 million in the three months ended June 30, 1998. Selling, general and administrative expense as a percentage of sales decreased to 12.7% in the three months ended June 30, 1999 compared to 13.0% in the three months ended June 30, 1998. The decrease was due primarily to leveraging the cost of our infrastructure, partially offset by increased selling, general and administrative costs of $0.9 million related to Auto Town, which we acquired on December 31, 1998.

     Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 99%, to $1.1 million in the first three months of 1999 from $0.6 million in the three months ended June 30, 1998. The increase was due to additional depreciation and goodwill amortization from acquired dealerships and the acquisition of Auto Town. Of the increase, $0.2 million related to Auto Town.

     Interest expense. Floor plan interest expense increased $0.2 million, or 9.6%, to $1.7 million in the three months ended June 30, 1999 from $1.5 million in the three months ended June 30, 1998 primarily as a result of increased floor plan debt in 1999 from the acquired dealerships. Interest expense other than floor plan increased $0.7 million, or 68.5%, to $1.9 million in the first three months of 1999 from $1.2 million in the three months ended June 30, 1998. The increase was due to debt incurred in financing dealerships we acquired.

     Income tax expense. Income tax expense increased to $1.1 million in the three months ended June 30, 1999 from $0.8 million in the three months ended June 30, 1998 due to higher pretax income in 1999. Our effective income tax rate was 43% for the three months ended June 30, 1999 and 1998. Our effective tax rate in the future may be affected by non-deductible expenses such as goodwill associated with certain types of acquisitions.

     Net income. As a result of the items discussed above, net income increased to $1.5 million in the three months ended June 30, 1999 from $1.1 million in the three months ended June 30, 1998.

Six Months Ended June 30,1999 Compared to Six Months Ended June 30,1998

     Sales. Our sales increased $162.0 million, or 47.1%, to $505.7 million for the six months ended June 30, 1999 from $343.7 million in 1998. We acquired four dealerships in 1998 and three dealerships in 1999, which for the periods following their acquisition accounted for $108.9 million of the increase in 1999 sales. The remaining increase of $53.1 million is due to increased sales at dealerships owned for longer than one year.

          New vehicles. We sold a variety of domestic and imported vehicle brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. In the first six months of 1999 we sold 13,466 new vehicles, generating revenues of $321.1 million, which constituted 63.5% of our total sales. In the first six months of 1998 we sold 8,777 new vehicles, generating revenues of $199.6 million, which constituted 58.1% of our total sales. The increase in revenues and units was due primarily to the seven dealerships acquired between January 1, 1998 and June 30, 1999 and a very strong new vehicle market. Of the increase in revenues, $74.0 million, or 60.9%, of the increase in revenues was due to dealerships acquired between January 1, 1998 and June 30, 1999, and the remaining $47.5 million, or 39.1%, was due to increased sales at dealerships owned for longer than one year. Average unit prices increased 4.9% to $23,849 in 1999 from $22,743 in 1998 per vehicle due to the higher mix of luxury vehicles, high-demand trucks, and sport utility vehicles we sold in 1999. We anticipate an increase in the number of luxury vehicles we sell as we acquire additional dealerships that sell these vehicles.

          Used vehicles. We sold a variety of makes and models of used vehicles and light trucks of varying model years and prices. In the first six months of 1999, we sold 5,460 retail used vehicles and 3,981 wholesale used vehicles. In the first six months of 1998, we sold 5,149 retail used vehicles and 2,936 wholesale used vehicles. Total revenues from used vehicle sales increased 21.6%, to $112.1 million in the first six months of 1999 from $92.1 million in the first six months of 1998. The increase in revenues was due to dealerships acquired between January 1, 1998 and June 30, 1999. Retail and wholesale used vehicle sales comprised 22.2% of our total sales in the first six months of 1999 compared to 26.8% of our total sales in the first six months of 1998. The decrease in used vehicle sales as a percentage of total sales is primarily attributable to the change in product mix related to a strong demand for new vehicles over the prior period. Our average price per used vehicle unit increased 4.2% to $11,872 in 1999 from $11,397 in 1998 per vehicle.

          Service and parts. Service and parts includes revenue from the sale of parts, accessories, maintenance and repair services. Service and parts revenue increased 35.7% to $55.7 million in the first six months of 1999 from $41.0 million in the first six months of 1998. Of the increase in revenues, $11.3 million, or 77.3%, was due to dealerships acquired between January 1, 1998 and June 30, 1999, and the remaining $3.4 million, or 22.7%, was due to increased sales at dealerships owned for longer than one year.

          Other dealership revenues, net. Other dealership revenues primarily include fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of insurance companies and manufacturers. Fees from the sale of vehicle financing notes and warranty service contracts are recorded at the time of the sale of the vehicles net of a reserve for future chargebacks. The reserve for future chargebacks is estimated based on historical operating results and the termination provisions of the applicable contracts. Other dealership revenues increased 54.5% to $16.8 million in the first six months of 1999 from $10.9 million in the first six months of 1998. Of the increase in revenues, $2.7 million, or 45.0% was due to dealerships acquired between January 1, 1998 and June 30, 1999, and the remaining $3.2 million, or 55.0% was due to increased sales at dealerships owned for longer than one year.

     Gross profit. Gross profit increased 46.4% to $78.1 million in the first six months of 1999 from $53.3 million in the first six months of 1998. Our overall gross margins decreased to 15.4% in the first six months of 1999, from 15.5% in the first six months of 1998, primarily due to a change in product mix of a higher percentage of new vehicle sales as a percentage of total sales. The gross margin on new vehicle sales decreased to 7.6% in the first six months of 1999, from 7.7% in the first six months of 1998 primarily due to an emphasis on higher unit volume. The gross margin on used vehicle sales increased to 9.9% in the first six months of 1999 from 8.9% in the first six months of 1998. Gross margins on service and parts increased to 46.4% in the first six months of 1999 from 45.8% in the first six months of 1998, primarily due to increased emphasis on service operations and profitability.

     Selling, general and administrative expense. Our selling, general and administrative expense increased $20.2 million, or 45.4%, to $64.6 million in the first six months of 1999 from $44.4 million in the first six months of 1998. Selling, general and administrative expense as a percentage of sales decreased to 12.8% in the first six months of 1999 from 12.9% in the first six months of 1998. The decrease was due primarily to leveraging the costs of our infrastructure, partially offset by increased selling, general and administrative costs of $1.6 million related to Auto Town, which we acquired on December 31, 1998.

     Depreciation and amortization. Depreciation and amortization expense increased $1.2 million, or 125.0%, to $2.2 million in the first six months of 1999 from $1.0 million in the first six months of 1998. The increase was due to additional depreciation and goodwill amortization from acquired dealerships and the acquisition of Auto Town. Of the increase, $0.4 million related to Auto Town.

     Interest expense. Floor plan interest expense increased $0.5 million, or 17.4%, to $3.2 million in the first six months of 1999 from $2.7 million in the first six months of 1998 primarily as a result of increased floor plan debt in 1999 from the acquired dealerships. Interest expense other than floor plan increased $1.7 million, or 82.0%, to $3.7 million in the first six months of 1999 from $2.0 million in the first six months of 1998. The increase was due to debt incurred in financing dealerships we acquired.

     Income tax expense. Income tax expense increased to $2.4 million in the first six months of 1999 from $1.4 million in the first six months of 1998 due to higher pretax income in 1999. Our effective income tax rate was 43% for the first six months of 1999 and 1998. Our effective tax rate in the future may be affected by non-deductible expenses such as goodwill associated with certain types of acquisitions.

     Net income. As a result of the items discussed above and the sale of a dealership in the first quarter with an after-tax gain of $0.7 million, net income increased to $3.2 million in the first six months of 1999 from $1.8 million in the first six months of 1998.

Liquidity and Capital Resources

     Our cash and liquidity requirements are primarily for acquiring new dealerships, working capital, information systems and expanding existing facilities. Historically, we have relied primarily upon cash flows from operations, floor plan financing, and other borrowings under our credit facility to finance our operations, and the proceeds from our private placements to finance our acquisitions. At June 30,1999, we had working capital of $3.2 million including $2.3 million in cash.

     In the first six months of 1999, operating activities resulted in net cash provided by operations of $1.0 million compared to $0.8 million used in operations in the first six months of 1998. The increase was attributable to a decrease in receivables and contracts in transit and an increase in floor plan notes payable, partially offset by an increase in inventories compared to the prior year period.

     In the first six months of 1999, the net cash used in investing activities totaled $8.3 million, which consisted of $6.7 million used for acquisitions, $2.1 million of capital expenditures for information systems and improvements to existing facilities, and $1.4 million for deposits on pending acquisitions, offset by proceeds from a sale of a dealership of $1.9 million. This compared to $18.2 million in the first six months of 1998 which consisted of acquisitions of $15.5 million and $2.7 million for capital expenditures for information systems and improvements to existing facilities.

     In the first six months of 1999, net cash provided by financing activities totaled $7.4, which consisted of borrowings and repayments on secured lines of credit and notes payable and prepaid financing costs. Included in net cash provided by financing activities are proceeds of a $1.0 million loan from the Chief Executive Officer of the Company related to the financing of the Ritchey Fipp Chevrolet acquisition. Additionally, we financed this acquisition with

$2.0 million in notes to the selling parties. In the first six months of 1998, net cash provided by financing activities totaled $16.6 million which consisted of borrowings on secured lines of credit and notes payable.

     In April 1999, we filed a registration statement on Form S-1 with the Securities and Exchange Commission proposing to sell common stock in a public offering. We intend to use the proceeds from the public offering to fund pending acquisitions, repay outstanding loans to principal stockholders including accrued interest, redeem secured lines of credit, redeem outstanding senior notes including accrued interest and redemption premiums, and redeem preferred stock including accrued dividends and redemption premiums.

     We have an agreement with Ford Motor Credit Company for a new $350 million credit facility. The facility would be effective upon consummation of a public offering, subject to customary terms and conditions, including minimum net proceeds for the offering of $75 million. We expect the facility would provide floor plan financing to our wholly-owned dealership subsidiaries of up to $200 million, and an acquisition line of credit for up to $150 million. We would expect to replace our existing floor plan facility, under which we had approximately $110.0 outstanding as of June 30, 1999 (this facility had an interest rate of prime minus 75 basis points), with the new facility from Ford Motor Credit. The new credit facility would have an initial term of three years and would be secured by substantially all of our assets and our subsidiaries' assets. The interest rate on the floor plan component of the facility would be prime rate minus 1.25%. The interest rates on the acquisition line of credit would be based on the one month commercial paper rate plus 2.75% on the first $30 million of borrowings, plus 3.75% on the amount of borrowings in excess of $30 million but less than the total scaled assets as defined and not to exceed total borrowings of $75 million, plus 4.75% on the amount of borrowings in excess of scaled assets or $45 million whichever is less.

     Upon consummation of a public offering of common stock and the application of the proceeds therefrom, we expect $150 million would be available to be drawn under these facilities for acquisitions. We intend to draw approximately $76 million of this amount to finance completion of all pending acquisitions. We also have a financing commitment letter for the Lucas Dealership Group acquisition, which will be used in the event that our public offering is not consummated before the closing of such acquisition. The back up financing commitment was provided by investment funds managed by Trust Company of the West, a shareholder of us. In the event we are not able to consummate our public offering, we will seek alternative financing to complete our remaining pending acquisitions. There are no assurances that we will be able to secure such financing on terms acceptable to us.

Floor Plan Notes Payable and Secured Lines of Credit

     We currently have a $175 million loan and security agreement with a financial company. The loan agreement matures in July 2000.

     Our loan and security agreement permits us to borrow up to $115 million in floor plan notes payable, limited by our new and a portion of our used vehicle inventory, and provides for revolver advances up to $35 million, secured by used vehicle and parts inventories. The loan agreement also provides a discretionary line up to $25 million that the financial company makes available at its absolute discretion. We also have an over advance facility of $14.3 million which provides revolver advances in excess of the borrowing base as defined in the loan agreement.

     As of June 30, 1999, we had floor plan notes payable of $110.0 million, revolver advances outstanding of $12.4 million and over advances outstanding of $12.6 million. There were no discretionary advances outstanding as of June 30, 1999.

     In the second quarter of 1999, we borrowed $2.7 million under the over advance facility to complete the acquisition of Marin Dodge, $4.3 million to complete the San Rafael Ford acquisition, and $1.6 million for deposits on pending acquisitions. The remaining available balance on the over advance facility is $1.7 million.

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

     Our loan agreement contains various financial covenants such as minimum interest coverage, working capital, and maximum debt to equity ratios. We are in compliance with all material covenants under the loan agreement. The over advances are due December 15, 1999.

Senior Notes and Preferred Stock

     In July 1997, we entered into a securities purchase agreement with an institutional lender to provide an aggregate funding commitment of up to $40 million. The commitment consisted of $36 million of 12.375% senior notes, $3.5 million of 8% Cumulative Redeemable Preferred Stock and $0.5 million of Redeemable Preferred Stock and up to 5 million shares of our Class B common stock.

     During 1997, we received $28 million of the $40 million commitment from the institutional lender. In exchange, we issued senior notes with a principal amount of $24 million at a discount of $2.2 million, 3,500 shares of Cumulative Redeemable Preferred Stock at a discount of $0.6 million, 500 shares of Redeemable Preferred Stock at a discount of $0.1 million and 3,032,000 shares of Class B common stock at $0.92 per share. The senior notes, Cumulative Redeemable Preferred Stock and Redeemable Preferred Stock are due June 30, 2005. We used these proceeds primarily to acquire dealerships.

     During 1998, we received the remaining $12 million of the $40 million commitment from the institutional lender. In exchange, we issued senior notes with a principal amount of $12 million at a discount of $1 million and 500,000 shares of common stock at $2.00 per share. The senior notes are due June 30, 2005. We used the proceeds to acquire a dealership.

     The senior notes are unsecured and rank behind all debts of our operating subsidiaries, rank equal to our other existing and future senior indebtedness, and are senior in right of payment to any additional subordinated debt. The CRPS and RPS shares rank behind all of our debt and the debt of our subsidiaries and have priority over our common stock. We can redeem all the senior notes in whole or in part, at any time, upon notice to the holders of the senior notes. The redemption price for the period July 1, 1999 to June 30, 2000 is 107.5% of the principal balance and decreases 1.25% on July 1 of each year thereafter.
The redemption price per share on June 30, 2005 is equal to the Cumulative Redeemable Preferred Stock liquidation preference of $1,000 and the Redeemable Preferred Stock liquidation preference of $1,720. If the aggregate outstanding principal balance of the senior notes is less than $2 million at any time, we are required to redeem all outstanding senior notes. We intend to redeem the senior notes and the preferred stock in connection with our public offering of common stock and anticipated new credit facility.

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

     If we make a public offering of our stock, we may within 45 days of the completion of this offering redeem all the outstanding senior notes. If this occurs, the redemption price for the period from July 1, 1999 to June 30, 2000 will be approximately $1.9 million

     For financial reporting purposes, the difference between the issue price and the face value of each security is recorded as a discount and is amortized over the life of each security using the effective interest method. The senior notes discount amortization is included in interest expense and the Cumulative Redeemable Preferred Stock and redeemable Preferred Stock discount amortization is recorded as a deduction from retained earnings. For financial reporting purposes, the redemption premium, the remaining unamortized discount and the remaining portion of the loan origination costs will be an extraordinary charge to earnings at the time of redemption.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Cost of Start Up Activities," which requires costs related to start-up activities to be expensed as incurred. The Statement requires that initial application be reported as a cumulative effect of a change in accounting principle. The Statement is effective for fiscal years beginning after December 15, 1998. We adopted this Statement of Position on January 1, 1999. The adoption of this statement did not have a material impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Statement will become effective for us beginning on January 1, 2001. The implementation of the provisions of this Statement does not have an impact on our financial statements for the six months ended June 30, 1999.

Amortization of Goodwill

     Goodwill as of June 30, 1999 was $40.5 million, or 18.3% of our total assets. Goodwill represents the excess purchase price over the estimated fair value of the tangible and measurable intangible assets purchased in an acquisition. Generally accepted accounting principles require that goodwill be amortized over the period benefited, not to exceed 40 years. We have determined that the period benefited by most of our goodwill is over forty years and therefore we are amortizing this goodwill over a 40-year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a forty-year benefit period to intangible assets that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by our management in arriving at the price paid for businesses acquired. Earnings in later years also could be significantly affected if our management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill to the anticipated undiscounted future cash flows from operations of the businesses we have acquired to evaluate the recoverability of goodwill.

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

     We are in the process of updating our data processing systems. We have converted 90% and will complete conversion of all of our noncompliant software and computer systems for our existing operations to compliant systems by the end of the third quarter of 1999. The most critical data processing systems are the dealership management systems in our dealerships. As a result of an unrelated project to integrate computing systems across the company, these dealer management systems have been replaced or upgraded with year 2000 compliant software and hardware platforms. This conversion project is fully complete.

     Although we are converting to year 2000 compliant systems, management recognizes that it could potentially acquire a dealership that does not have year 2000 compliant systems. As part of our dealership acquisition due diligence process, acquired dealership systems are evaluated for year 2000 compliance and scheduled for upgrade or replacement as acquired dealerships are assimilated into our company. We intend to convert any noncompliant acquired dealerships systems before December 31, 1999. All recently acquired acquisitions and pending acquisitions have compliant dealer management systems. The dealer management system is the only system within a dealership capable of preventing a store from conducting business.

     We are currently assessing the readiness preparations of our suppliers. Manufacturers of vehicles and parts have been identified as our most critical suppliers. In addition, we have communicated by writing, telephone and electronic mail with our suppliers of dealer management systems, telecommunications equipment, service equipment and transportation services to respond to inquiries regarding their year 2000 readiness plans and status. We have also reviewed year 2000 information available on suppliers' websites. All critical suppliers have responded that they are year 2000 compliant. Some non-critical suppliers who are identified as non-compliant will be replaced. In addition, financial institutions that have been identified as critical suppliers of inventory financing and customer financing are in the process of being evaluated for year 2000 compliance. Our primary financial vendor has indicated full year 2000 compliance. Any major failure of our primary financial vendor would cause delays of deposits, payables, payroll, flooring payments, credit card transactions and electronic fund transfers, and would otherwise impact our ability to do business. No non-primary financial vendors have been identified as critical. Non-critical vendors identified as non-compliant will be replaced as necessary.

     We also recognize that there may be embedded technology in our equipment and facilities that could be impacted by the year 2000 issue. We have completed our evaluation of service equipment, other equipment and telephone systems for year 2000 compliance. All other equipment identified as not being year 2000 compliant will be replaced by the end of the third quarter of 1999.

Year 2000 Risks

     The principal risk and most likely worst case scenario associated with the year 2000 program is the risk of disrupting our operations due to operational failure of third-party suppliers, primarily vehicle manufacturers. Such failures could materially and adversely affect our ability to obtain vehicles and parts for sale. We believe that significant disruptions among our suppliers are not likely. We believe that, with the completion of the year 2000 project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Year 2000 Costs

     The conversion of our data processing systems has been incorporated into our planned replacement or upgrade of its software and other computer systems and therefore we have not experienced any significant incremental costs that are specifically related to year 2000 compliance issues. Total year 2000 project costs for replacing or upgrading our noncompliant equipment and facilities are estimated to be approximately $1 million. In addition, 20 employees have been assigned on a part-time basis to complete the year 2000 project, and one employee has been assigned on a full-time basis to the project. Estimated total project costs could change in the future as analysis continues.

Year 2000 Contingency Planning

     We are in the process of developing business contingency plans that address the actions that would be taken if critical business operations were disrupted due to system or supplier failure. We expect the plan to be completed by the end of November 1999. Contingency planning will identify areas of concern where we can execute an effective backup plan relying on completely manual, paper based, processes and alternate suppliers of required services.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

     Our primary market risk exposure is interest rate risk. A change in the U.S. prime interest rate would affect the rate at which we could borrow funds under our floor plan and secured line of credit borrowing facilities. We estimate that a one percent increase or decrease in our variable rate debt would result in an increase or decrease, respectively, in interest expense of $1.4 million for the year ended June 30, 2000. We estimate that a two percent increase or decrease in our variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.8 million for the year ended June 30, 2000. Our senior notes are at fixed rates. Our remaining financial instrument liabilities are immaterial.

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports and Form 8-K

(a)  Exhibits

The exhibits filed as a part of this report are listed below.

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------

   27.1           Financial Data Schedule

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               FIRSTAMERICA AUTOMOTIVE, INC.


Dated:   August 16, 1999       By: /s/ THOMAS A. PRICE
                                  ----------------------------------------------
                                       Thomas A. Price
                               President, Chief Executive Officer, and Director
                                 (Principal Executive Officer)


                               By: /s/ DEBRA L. SMITHART
                                  ----------------------------------------------
                                       Debra L. Smithart
                                  Chief Financial and Administrative Officer
                                  (Principal Financial and Accounting Officer)