Form 10-Q
period 1999-09-30
FIRSTAMERICA AUTOMOTIVE INC /DE/
filed 1999-11-15
CIK 766886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                               _________________
                                   FORM 10-Q
(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

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
YES X  NO ___
   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999:

Class A Common Stock, $0.00001 par value           11,675,711
Class B Common Stock, $0.00001 par value            3,532,000
Class C Common Stock, $0.00001 par value                    0
================================================================================

                         FIRSTAMERICA AUTOMOTIVE, INC.
                               INDEX TO FORM 10Q

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements

                                                                                           Page
      Condensed Consolidated Balance Sheets -
       September 30, 1999 and December 31, 1998.......................................       3

      Condensed Consolidated Statements of Operations -
       Three and nine months ended September 30, 1999 and 1998........................       5

      Condensed Consolidated Statement of Stockholders' Equity -
       Nine months ended September 30, 1999...........................................       6

      Condensed Consolidated Statements of Cash Flows -
       Nine months ended September 30, 1999 and 1998..................................       7

      Notes to Condensed Consolidated Financial Statements............................       8

Item 2.      Management's Discussion and Analysis of Financial Condition and
             Results of Operations....................................................      13

Item 3.      Quantitative and Qualitative Disclosures about Market Risk...............      25

PART II -- OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................................      25

Signatures............................................................................      26

                        PART I -- FINANCIAL INFORMATION
                         ITEM 1. FINANCIAL STATEMENTS

                         FIRSTAMERICA AUTOMOTIVE, INC.

                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (Unaudited)


                                                    September 30,   December 31,
Assets                                                  1999            1998
--------------------------------------------------------------------------------
Cash and cash equivalents.........................       $ 14,295       $  2,191
Contracts in transit..............................         22,872         13,567
Accounts receivable, net..........................         27,201         18,460
Inventories.......................................        147,070         90,947
Deferred income taxes.............................             --            853
Deposits, prepaid expenses and other..............          5,976          2,996
Assets held for sale.............................           6,544             --
                                                         --------       --------
  Total current assets............................        223,958        129,014

Property and equipment, net.......................         16,096          9,879

Other assets:
 Loan origination and other costs, net............          3,414          3,107
 Other noncurrent assets..........................          2,996          2,457
 Goodwill and other intangible assets, net........        123,734         33,995
                                                         --------       --------
Total assets......................................       $370,198       $178,452
                                                         ========       ========

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                       (In thousands, except share data)
                                  (Unaudited)

                                                                               September 30,   December 31,
Liabilities and Stockholders' Equity                                               1999            1998
-----------------------------------------------------------------------------------------------------------
Current liabilities:
 Floor plan...................................................................   $   117,164    $    81,452
 Secured lines of credit......................................................            --         17,025
 Notes payable- Ford Motor Credit.............................................       135,292             --
 Notes payable and other......................................................         7,086          5,512
 Accounts payable.............................................................        10,003          6,009
 Accrued liabilities..........................................................        39,607         13,028
 Deferred income taxes........................................................           886             --
 Deferred revenue.............................................................         1,514          2,054
                                                                                 -----------    -----------
    Total current liabilities.................................................       311,552        125,080

Long-term liabilities:
 Capital lease obligation and other long term notes...........................         4,033          1,386
 Senior notes, net of (discount of $2,593 in 1999 and $2,839 in 1998).........        33,407         33,161
 Deferred income taxes........................................................         1,056          1,055
 Deferred revenue.............................................................         1,601          2,475
                                                                                 -----------    -----------
    Total liabilities.........................................................       351,649        163,157
                                                                                 -----------    -----------

Cumulative redeemable preferred stock, $.00001 par value; 3,500 shares issued and outstanding in 1999 and 1998 (net of discount of $403 in 1999 and $456 in 1998, liquidation preference of
 $3,500 in 1999 and 1998).....................................................         3,097          3,044

Redeemable preferred stock, $.00001 par value; 500 shares issued and in 1999 and 1998 (net of discount of $58 in 1999 and
 $65 in 1998, liquidation preference of $640 in 1999 and $600 in 1998)........           572            535

Stockholders' equity:
 Common stock, $0.00001 par value:
  Class A, 30,000,000 shares authorized, 11,675,711 shares issued
   and outstanding in 1999 and 11,514,044 issued and outstanding in 1998......            --             --

  Class B, 5,000,000 shares authorized, 3,532,000 shares issued and
   outstanding in 1999 and 1998...............................................            --             --

  Class C, 30,000,000 shares authorized, 0 shares issued and outstanding......            --             --

 Additional paid-in capital...................................................         8,571          8,320
 Retained earnings............................................................         6,309          3,396
                                                                                 -----------    -----------
    Total stockholders' equity................................................        14,880         11,716
                                                                                 -----------    -----------
                                                                                 $   370,198    $   178,452
                                                                                 ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                Condensed Consolidated Statements of Operations

                       (In thousands, except share data)
                                  (Unaudited)

                                                                  Three months ended September 30,  Nine months ended September 30,
                                                                         1999          1998              1999              1998
                                                                     -----------    -----------       -----------      -----------
Sales:
    New vehicle................................................      $   193,862    $   141,870       $   515,009      $   341,488
    Used vehicle...............................................           60,125         49,950           172,206          142,098
    Service and parts..........................................           34,433         24,867            90,142           65,917
    Other dealership revenues, net.............................            8,212          6,799            24,979           17,651
                                                                     -----------    -----------       -----------      -----------
       Total sales.............................................          296,632        223,486           802,336          567,154

Cost of sales:
    New vehicle................................................          178,455        130,801           475,233          314,975
    Used vehicle...............................................           54,579         45,486           155,548          129,408
    Service and parts..........................................           18,031         13,460            47,894           35,703
                                                                     -----------    -----------       -----------      -----------
       Total cost of sales.....................................          251,065        189,747           678,675          480,086
                                                                     -----------    -----------       -----------      -----------
       Gross profit............................................           45,567         33,739           123,661           87,068

Operating expenses:
    Selling, general and administrative........................           36,850         27,486           101,483           71,926
    Depreciation and amortization..............................            1,182            701             3,354            1,666
                                                                     -----------    -----------       -----------      -----------
     Operating income..........................................            7,535          5,552            18,824           13,476

Other income/(expense):
    Interest expense, floor plan...............................           (1,868)        (1,483)           (5,026)          (4,172)
    Interest expense, other....................................           (2,343)        (1,257)           (6,062)          (3,300)
    Written off IPO costs......................................           (2,564)            --            (2,564)              --
    Gain on sale of dealership.................................               --             --             1,253               --
                                                                     -----------    -----------       -----------      -----------

       Income before income taxes..............................              760          2,812             6,425            6,004

Income tax expense.............................................              776          1,209             3,212            2,582
                                                                     -----------    -----------       -----------      -----------
       Net income (loss).......................................      $       (16)   $     1,603       $     3,213      $     3,422
                                                                     ===========    ===========       ===========      ===========


Net income (loss) per common share-basic.......................      $     (0.01)   $      0.11       $      0.19      $      0.22
                                                                     ===========    ===========       ===========      ===========

Weighted average common shares outstanding-basic...............       15,207,711     14,210,969        15,156,063       14,215,381
                                                                     ===========    ===========       ===========      ===========

Net income (loss) per common share-diluted.....................      $     (0.01)   $      0.10       $      0.19      $      0.21
                                                                     ===========    ===========       ===========      ===========

Weighted average common shares outstanding-diluted.............       15,207,711     14,796,141        15,837,956       14,783,612
                                                                     ===========    ===========       ===========      ===========

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

           Condensed Consolidated Statement of Stockholders' Equity
                     Nine months ended September 30, 1999
                                (In thousands)
                                  (Unaudited)

                                                           FirstAmerica Automotive, Inc.
                                                                   Common Stock
                                                  ---------------------------------------------
                                                        Class A                 Class B            Paid-in    Retained     Total
                                                  ---------------------------------------------
                                                   Shares       Amount      Shares      Amount     Capital    Earnings     Equity
                                                  --------     --------    --------    --------    -------    --------    --------
Balance, December 31, 1998......................    11,514     $     --       3,532    $     --    $  8,320   $  3,396    $ 11,716
Stock options exercised.........................       161           --          --          --         251         --         251
Preferred dividend and liquidation preference...                                                                  (240)       (240)
Amortization of discount........................                                                                   (60)        (60)
Net income......................................                                                                 3,213       3,213
                                                  --------     --------    --------    --------    -------    --------    --------
Balance, September 30, 1999.....................    11,675     $     --       3,532    $     --    $  8,571   $  6,309    $ 14,880
                                                  ========     ========    ========    ========    ========   ========    ========

See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                               Nine months ended September 30,
                                                                  1999                  1998
                                                               ----------            ----------
Cash flows from operating activities:
 Net income.................................................   $    3,213            $    3,422
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization............................        3,354                 1,104
   Noncash interest expense.................................          706                   562
   Deferred  warranty revenue, net..........................         (755)                 (296)
   Gain on sale of dealership...............................       (1,253)                   --
Changes in operating assets and liabilities:
   Receivables and contracts in transit.....................       (4,977)               (9,882)
   Inventories..............................................        2,913                 6,980
   Other assets.............................................       (4,830)               (4,849)
   Floor plan notes payable.................................       (9,253)               (4,133)
   Accounts payable and accrued liabilities.................       10,010                 6,287
                                                               ----------            ----------
    Net cash used in operating activities...................         (872)                 (805)
                                                               ----------            ----------

Cash flows from investing activities:
 Capital expenditures.......................................       (3,527)               (3,921)
 Acquisitions, net of cash acquired.........................     (100,109)              (15,481)
 Proceeds from sale of dealership...........................        1,900                    --
 Deposits on pending acquisitions...........................       (1,197)                   --
                                                               ----------            ----------
    Net cash used in investing activities...................     (102,933)              (19,402)
                                                               ----------            ----------

Cash flows from financing activities:
 Borrowings on notes payable and other......................      136,891                12,400
 Repayments on notes payable and other......................         (732)                   --
 Borrowings on secured lines of credit......................           --                 5,776
 Repayments on secured lines of credit......................      (17,025)                   --
 Written off IPO costs......................................       (2,564)                   --
 Proceeds from issuance of common stock.....................          247                    --
 Loan origination costs.....................................         (768)                 (155)
 Preferred stock dividend...................................         (140)                 (140)
                                                               ----------            ----------
    Net cash provided by financing activities...............      115,909                17,881
                                                               -----------           ----------
    Net increase (decrease) in cash and equivalents.........       12,104                (2,326)

Cash at beginning of period.................................        2,191                 2,924
                                                               ----------            ----------
Cash at end of period.......................................   $   14,295            $      598
                                                               ==========            ==========

Cash paid during the period for:
 Interest...................................................   $   10,518            $    6,526
 Income taxes...............................................        3,094                 2,432
Non-cash activity was as follows:
 Capital lease obligation...................................          503                    --
 Discount on senior notes...................................          246                    --
 Notes payable to sellers...................................       (2,000)                   --
 Dividends declared but not paid............................           70                    --

    See accompanying notes to condensed consolidated financial statements.

                         FIRSTAMERICA AUTOMOTIVE, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

     (1)  Summary of Significant Accounting Policies

     (a)  Business

     FirstAmerica Automotive, Inc. (the "Company") is a leading automotive retailer and consolidator in the highly fragmented automotive retailing industry. The Company currently operates in four major metropolitan markets in California and one metropolitan market in Nevada, and is focusing its consolidation strategy in the western United States. The Company generates revenues primarily through the sale and lease of new and used vehicles, service and parts sales, financing fees, extended service warranty sales, after-market product sales and collision repair services. The Company sells a variety of domestic and foreign brands, including Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Ford, Honda, Isuzu, Jeep, Lexus, Mercedes, Mitsubishi, Nissan, Oldsmobile, Plymouth, Toyota, Volkswagen, and Volvo.

     The Company currently operates in the following five metropolitan markets:

*  San Francisco Bay Area                    * San Jose/Silicon Valley
*  San Diego                                 * Los Angeles
*  Las Vegas

     As previously announced, the Company has entered into a definitive agreement to be acquired by Sonic Automotive, Inc. ("Sonic")(see Note 10).

          (b)  Basis of Financial Statement Presentation

     The financial information included herein for the three and nine month periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.

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

     (2)  Acquisitions and Disposition

Acquisitions and Disposition Completed During the Nine Months Ended September 30, 1999

     In March 1999, the Company acquired substantially all of the operating assets of Ritchey Fipp Chevrolet, a Chevrolet dealership located in Poway, California. In April 1999, the Company acquired substantially all of the operating assets of Marin Dodge, a Chrysler dealership located in San Rafael, California. In June 1999, the Company acquired substantially all of the operating assets of San Rafael Ford, a Ford dealership located in San Rafael, California. In August 1999, the Company acquired substantially all of the operating assets of South Bay Chrysler Plymouth Jeep, a Chrysler dealership located in Torrance, California.

    In September 1999, the Company acquired eight dealerships. The Company acquired substantially all of the operating assets of Falconi's Tropicana Honda, a Honda dealership located in Las Vegas, Nevada. The Company acquired all of the outstanding capital stock of Kramer Honda-Volvo, which operates both a Honda dealership and a Volvo dealership, both located in Santa Monica, California. In addition, the Company acquired certain dealerships, assets, and liabilities of the Lucas Dealership Group Inc., which operates six dealerships and one collision repair center throughout the San Francisco Bay Area. These dealerships include Autobahn Motors (Mercedes-Benz), Hayward Honda, St. Claire Cadillac/Oldsmobile, Stevens Creek BMW Motorsport, Golden Gate Acura, and Stevens Creek Honda.

    The acquisitions were accounted for using the purchase method of accounting and the operating results of these dealerships have been included in the Company's results of operations since the date they were acquired. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair values on the acquisition date. Amounts recorded for these acquisitions were as follows: current assets, net of cash acquired, of $79.9 million, fixed assets of $4.2 million, goodwill and other intangibles of $88.7 million, notes payable to the sellers of $2.0 million, and floor plan and other liabilities of $70.7 million.

     The following unaudited pro forma financial information presents a summary of consolidated results of operations as if the acquisitions completed during the period from January 1, 1998 to September 30, 1999 (see list of acquisitions below) had occurred as of January 1, 1998 after giving effect to certain adjustments, including amortization of goodwill, interest expense on acquisition debt, reductions in floor plan interest expense resulting from re-negotiated floor plan financing agreements, change in accounting for inventories from last-in, first-out method to the Company's specific identification method for accounting for inventories, and related income tax effects. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of future operations:

                                                                 Nine months ended September 30,
                                                                       1999            1998
                                                                 ---------------  --------------
Total sales                                                        $1,225,358      $1,099,943
Income before taxes                                                     8,294          10,412
Net income                                                              4,147           5,935
Net income per common share-diluted                                $     0.24      $     0.38

The acquisitions incorporated into the above unaudited pro forma financial information include the following:

    Acquisition                              Date
------------------------                 ----------
Beverly Hills BMW                        April 1998
Serramonte Honda                         June 1998
Concord Toyota                           October 1998
Volkswagen of Woodland Hills             November 1998
Auto Town                                December 1998
Poway Chevrolet                          March 1999
Marin Dodge                              April 1999
San Rafael Ford                          June 1999
South Bay Chrysler Plymouth Jeep         August 1999
Falconi's Tropicana Honda                September 1999
Kramer Honda-Volvo                       September 1999
Lucas Dealership Group, Inc.             September 1999

In March 1999, the Company sold the operating assets of Serramonte GMC/Pontiac/Buick to General Motors, Inc. and received proceeds of approximately $1.9 million and recorded an after-tax gain of $0.7 million.

     (3)  Inventories

     Inventories are comprised of the following (in thousands):

                                      September 30,   December 31,
                                           1999          1998
                                    --------------  --------------
New vehicles                              $ 95,590         $65,152
Used vehicles                               33,489          20,049
Parts and accessories                       17,991           5,746
                                    --------------  --------------
Inventories                               $147,070         $90,947
                                    ==============  ==============

     (4)  Assets Held For Sale

     Assets held for sale include property and equipment related to the Kramer Honda-Volvo and Lucas Dealership Group, Inc. acquisitions which are subject to definitive agreements to be sold and are valued at their estimated net realizable value. Accordingly, there will be no gain or loss on the transactions.

     (5)  Earnings Per Share

     The following table reconciles basic and diluted earnings per share (in thousands, except per share data):

                                                             Three months ended September 30, Nine months ended September 30,
                                                                  1999             1998             1999            1998
                                                             ---------------  ---------------  --------------  --------------
Net income (loss) per income statement                               $   (16)         $ 1,603         $ 3,213         $ 3,422

Less:
Cumulative redeemable preference dividends                                70               70             210             210
Redeemable preferred stock liquidation
 preference accretion                                                     10               10              30              50
Cumulative and redeemable preferred stock
 discount amortization                                                    20               20              60              60
                                                                     -------          -------         -------         -------

Net income (loss) applicable to common stockholders                     (116)           1,503           2,913           3,102

Add:
Interest charges applicable to convertible debt                            6                7              17              20
                                                                     -------          -------         -------         -------

Net income (loss) applicable to common stockholders
 and assumed conversions                                             $  (110)         $ 1,510         $ 2,930         $ 3,122
                                                                     =======          =======         =======         =======

                                                               Three months ended September 30, Nine months ended September 30,
                                                                       1999            1998            1999            1998
                                                                     -------          -------         -------         -------
Diluted Earnings Per Share:
Weighted average common shares outstanding-basic                      15,208           14,211          15,156          14,215

Net effect of dilutive stock options                                      --              268             344             259
Net effect of warrants                                                    --              217             238             209
Net effect of convertible notes                                           --              100             100             100
                                                                     -------          -------         -------         -------

Total weighted average common shares
 outstanding-diluted                                                  15,208           14,796          15,838          14,783
                                                                     =======          =======         =======         =======

Net income (loss) per common share-diluted (a)                        $(0.01)           $0.10           $0.19           $0.21
                                                                     =======          =======         =======         =======

(a) In the third quarter of 1999, diluted earnings per share does not include dilutive securities such as options and warrants, as their inclusion would be anti-dilutive.

     (6)  Floor Plan Notes Payable and Secured Lines of Credit

     In September 1999, the Company obtained a new $138.0 million floor plan facility and a $138.5 million revolving line of credit facility from Ford Motor Credit Company, replacing the Company's previous $115 million floor plan facility and its $60 million line of credit with General Electric Capital Corporation. The new line of credit was obtained primarily to provide up to $107.0 million of funding to acquire certain specific dealerships, to retire up to $26.5 million in certain existing indebtedness of the Company, and to provide up to $5.0 million in used vehicle floor plan financing to certain dealership subsidiaries.

     The acquisition line of credit is guaranteed by a $107.0 million commitment from Sonic Automotive Inc.'s Chairman and Chief Executive Officer, O. Bruton Smith. As previously announced, the Company has entered into a definitive agreement to be acquired by Sonic Automotive, Inc. If the merger is not completed, the Company is required either to obtain a release of the loan guarantee, or to sell South Bay Chrysler Plymouth Jeep, Falconi's Tropicana Honda, Kramer Honda-Volvo, and the Lucas Dealership Group, Inc. to Sonic for the same price that the Company paid for these acquisitions. In order for the Company to release the loan guarantee, the Company would likely be required to refinance the line of credit which would probably require an equity infusion.

     As of September 30, 1999, the Company had $135.3 on its line of credit. The interest rate on the Ford revolving line of credit is based on the one month commercial paper rate plus 275 basis points. Prior to September 1999, the interest rate on the previous revolver advances was prime minus 35 basis points and the interest rate on the over advances was prime plus 200 basis points. According to the terms of the new revolving line of credit agreement, a loan origination fee of $0.5 million is due to Ford Motor Credit Company. In addition, a fee of $0.3 million for the collateral guarantee is payable to Sonic's Chairman and Chief Executive Officer, O. Bruton Smith.

     At September 30, 1999, the Company had approximately $117.2 million outstanding under the new floor plan facility from Ford Motor Credit Company, which has an initial term of three years. The new credit facility has an estimated effective rate of prime minus 125 basis points subject to certain incentives and other adjustments. Prior to September 1999, the interest rate for the previous floor plan facility was prime minus 75 basis points.

     Floor plan notes payable are due when vehicles are sold, leased, or delivered. Floor plan notes payable are classified as a current liability and the revolving line of credit is classified as notes payable in the accompanying financial statements.

     (7)  Senior Notes

     The Company is out of compliance with a financial covenant related to its Senior Notes. The Company obtained a waiver for non-compliance.

     (8)  Operating Segments

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

     In connection with the transaction with Sonic, the Company is required to sell or liquidate its subsidiary, Auto Town (See Note 10).

     Summarized financial information concerning the Company's two segments is shown in the following table (in thousands):

                                            Automotive           Technology          Total Company
                                                     Three months ended September 30,
                                     --------------------------------------------------------------
                                        1999       1998        1999      1998     1999       1998
                                     ----------  ---------  -----------  -----  ---------  --------
Total revenues                         $296,430   $223,486     $   202   $  --   $296,632  $223,486
Income (loss) before taxes                1,788      2,812      (1,028)     --        760     2,812
Total assets (period end)               367,234    149,667       2,964      --    370,198   149,667

                                            Automotive           Technology          Total Company
                                                      Nine months ended September 30,
                                           1999       1998        1999    1998       1999      1998
                                       --------   --------     -------   -----   --------  --------
Total revenues                         $801,685   $567,154     $   651   $  --   $802,336  $567,154
Income (loss) before taxes                8,734      6,004      (2,309)     --      6,425     6,004
Total assets (period end)               367,234    149,667       2,964      --    370,198   149,667

     (9)  Related Party Transactions

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

     (10) Subsequent Events

Pending Merger

     The Company has entered into an Agreement and Plan of Merger and Reorganization dated as of October 31, 1999 by and among Sonic Automotive, Inc. ("Sonic"), FAA Acquisition Corp., a wholly owned subsidiary of Sonic, the Company and certain of the stockholders of the Company (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, stockholders of the Company holding approximately 95% of the outstanding shares of the Company's common stock have agreed to sell their shares to Sonic (the "Acquisition") in exchange for up to an aggregate of approximately 5 million shares of Sonic Class A Common Stock ("Sonic Common Stock") at an exchange rate of approximately
 .31246 shares (the "Conversion Number") of Sonic Common Stock for each share of Company Common Stock. The purchase of the FAA Common Stock will be pursuant to an exemption from registration under federal securities laws, and Sonic has agreed to register the re-sale of the Sonic Common Stock by the selling stockholders. The Sonic Common Stock exchanged for the Company's common stock will be subject to certain restrictions described in the Reorganization Agreement. Subsequent to the closing of the Acquisition, Sonic will effect a merger of the Company with FAA Acquisition Corp. in which the remaining stockholders of the Company will be entitled to receive cash for their shares of Company common stock in an amount equal to the greater of (a) the average closing price per share of Sonic Common Stock as reported on the composite tape for the NYSE for the twenty consecutive trading days ending on and including the trading day immediately preceding the day upon which the merger occurs or (b) $13.72, in either case multiplied by the Conversion Number.

     In connection with the transaction with Sonic, the Company withdrew its registration statement on Form S-1 to sell shares of its common stock as previously filed with the Securities and Exchange Commission. As a result of the withdrawn offering, the Company took a charge of $2.6 million in the third quarter of 1999 of costs associated with the offering.

     In connection with the transaction with Sonic, the Company is required to sell or liquidate its subsidiary, Auto Town. The Company is attempting to sell Auto Town prior to the close of the transaction with Sonic. The Company is currently unable to estimate the gain or loss on disposal. There can be no assurances that the Company can succeed in its effort to sell Auto Town. In the event the Company is unsuccessful and is required to liquidate Auto Town, the Company would be required to write off its investment of $4.8 million at September 30, 1999. The Company is currently in negotiations to sell Auto Town.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's 1998 Annual Report on Form 10-K as filed with the Securities and Exchange Commission. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry, and the Company's ability to obtain additional sources of capital through debt or equity, negotiate profitable acquisitions, and secure manufacturer approvals for such acquisitions.

Overview

     We are a leading automotive retailer in the highly fragmented automotive retailing industry. We currently operate in four major metropolitan markets in California and one metropolitan market in Nevada, and are focusing our consolidation strategy in the western United States. We generate revenues through the sale and lease of new and used vehicles, service and parts sales, financing fees, vehicle insurance commissions, extended service warranty sales, after-market product sales and collision repair service revenues. We currently sell the following domestic and foreign brands: Acura, BMW, Cadillac, Chevrolet, Chrysler, Dodge, Ford, Honda, Isuzu, Jeep, Lexus, Mercedes, Mitsubishi, Nissan, Oldsmobile, Plymouth, Toyota, Volkswagen, and Volvo.

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

Pending Merger

     The Company has entered into an Agreement and Plan of Merger and Reorganization dated as of October 31, 1999 by and among Sonic Automotive, Inc. ("Sonic"), FAA Acquisition Corp., a wholly owned subsidiary of Sonic, the Company and certain of the stockholders of the Company (the "Reorganization Agreement"). Pursuant to the Reorganization Agreement, stockholders of the Company holding approximately 95% of the outstanding shares of the Company's common stock have agreed to sell their shares to Sonic (the "Acquisition") in exchange for up to an aggregate of approximately 5 million shares of Sonic Class A Common Stock ("Sonic Common Stock") at an exchange rate of approximately
 .31246 shares (the "Conversion Number") of Sonic Common Stock for each share of Company Common Stock. The purchase of the FAA Common Stock will be pursuant to an exemption from registration under federal securities laws, and Sonic has agreed to register the re-sale of the Sonic Common Stock by the selling stockholders. The Sonic Common Stock exchanged for the Company's common stock will be subject to certain restrictions described in the Reorganization Agreement. Subsequent to the closing of the Acquisition, Sonic will effect a merger of the Company with FAA Acquisition Corp. in which the remaining stockholders of the Company will be entitled to receive cash for their shares of Company common stock in an amount equal to the greater of (a) the average closing price per share of Sonic Common Stock as reported on the composite tape for the NYSE for the twenty consecutive trading days ending on and including the trading day immediately preceding the day upon which the merger occurs or (b) $13.72, in either case multiplied by the Conversion Number.

     In connection with the transaction with Sonic, we withdrew our registration statement on Form S-1 to sell shares of our common stock as previously filed with the Securities and Exchange Commission. As a result of the withdrawn offering, we took a non-recurring charge of $2.6 million in the third quarter of 1999 of costs associated with the offering.

Results of Operations

     The following tables summarize, for the periods presented, the information relating to specific items reflected in our statement of operations.

Percentages of total revenue:

                                               Three months ended September 30,  Nine months ended September 30,
                                                   1999              1998             1999             1998
                                             ----------------  ----------------  ---------------  --------------
Sales
 New vehicles........................             65.4%             63.4%            64.2%            60.2%
 Used vehicles.......................             20.3%             22.4%            21.5%            25.1%
 Service and parts...................             11.6%             11.2%            11.2%            11.7%
 Other dealership revenues, net......              2.7%              3.0%             3.1%             3.0%
                                              --------           -------          -------         --------
   Total sales.......................            100.0%            100.0%           100.0%           100.0%
Cost of sales........................             84.6%             84.9%            84.6%            84.6%
                                              --------           -------          -------         --------
   Gross profit......................             15.4%             15.1%            15.4%            15.4%
Selling, general and administrative
  expenses...........................             12.4%             12.3%            12.6%            12.7%
Depreciation and amortization........              0.4%              0.3%             0.4%             0.3%
                                              --------           -------          -------         --------

   Operating Income..................              2.6%              2.5%             2.4%             2.4%

New vehicle sales statistics:

                                                       Three months ended September 30,   Nine months ended September 30,
                                                             1999           1998                1999           1998
                                                       --------------  -------------      --------------   -------------
Units................................................         8,073          6,141              21,539           14,918
Sales (in thousands).................................      $193,862       $141,870            $515,009         $341,488
Gross profit (in thousands)..........................      $ 15,407       $ 11,069            $ 39,776         $ 26,513
Gross margin.........................................           7.9%           7.8%                7.7%             7.8%
Gross profit per unit................................      $  1,908       $  1,802            $  1,847         $  1,777

Used vehicle retail sales statistics, excluding wholesale sales and units:

                                                         Three months ended September 30,  Nine months ended September 30,
                                                              1999             1998              1999             1998
                                                         ----------         --------         ---------        ---------
Units................................................         2,874            2,574             8,334            7,723
Sales (in thousands).................................      $ 45,499         $ 36,788          $131,188         $107,838
Gross profit (in thousands)..........................      $  4,767         $  3,706          $ 14,129         $ 10,648
Gross margin.........................................          10.5%            10.1%             10.8%             9.9%
Gross profit per unit................................      $  1,659         $  1,440          $  1,695         $  1,379

Service and parts statistics:

                                                        Three months ended September 30,   Nine months ended September 30,
                                                              1999          1998                 1999          1998
                                                        -----------      ---------            ---------     ---------
Sales (in thousands).................................      $ 34,433       $ 24,867             $ 90,142      $ 65,917
Gross profit (in thousands)..........................      $ 16,402       $ 11,407             $ 42,248      $ 30,214
Gross margin.........................................          47.6%          45.8%                46.9%         45.8%

Three Months Ended September 30,1999 Compared to Three Months Ended September 30, 1998

     Sales. Our sales increased $73.1 million, or 32.7%, to $296.6 million for the three months ended September 30, 1999 from $223.5 million in 1998. We acquired no dealerships in the third quarter of 1998 and eleven dealerships in the third quarter of 1999, which for the periods following their acquisition accounted for $58.0 million of the increase in 1999 sales. The remaining increase of $15.1 million is due to increased sales at dealerships owned for longer than one year.

          New vehicles. We sold a variety of domestic and imported vehicle brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. In the three months ended September 30, 1999 we sold 8,073 new vehicles, generating revenues of $193.9 million, which constituted 65.4% of our total sales. In the three months ended September 30, 1998 we sold 6,141 new vehicles, generating revenues of $141.9 million, which constituted 63.4% of our total sales. The increase in revenues and units was due primarily to the nine dealerships acquired between July 1, 1998 and September 30, 1999 and a very strong new vehicle market. Of this increase $39.2 million, or 75.4%, was due to dealerships acquired between January 1, 1998 and September 30, 1999, and the remaining $12.8 million, or 24.6%, was due to increased sales at dealerships owned for longer than one year. Average unit prices increased 3.9% to $24,014 in 1999 from $23,102 in 1998 per vehicle due to the higher mix of luxury vehicles, high-demand trucks, and sport utility vehicles we sold in 1999. We anticipate an increase in the number of luxury vehicles we sell as we acquire additional dealerships that sell these vehicles.

          Used vehicles. We sold a variety of makes and models of used vehicles and light trucks of varying model years and prices. In the three months ended September 30, 1999, we sold 2,874 retail used vehicles and 2,212 wholesale used vehicles. In the three months ended September 30, 1998, we sold 2,574 retail used vehicles and 2,160 wholesale used vehicles. Total revenues from used vehicle sales increased 20.4%, to $60.1 million in the three months ended September 30, 1999 from $50.0 million in the three months ended September 30, 1998. The increase in revenues was due to dealerships acquired between January 1, 1998 and September 30, 1999. Retail and wholesale used vehicle sales comprised 20.3% of our total sales in the three months ended September 30, 1999 compared to 22.4% of our total sales in the three months ended September 30, 1998. The decrease in used vehicle sales as a percentage of total sales is primarily attributable to the change in product mix related to a strong demand for new vehicles over the prior period. Our average price per used vehicle unit increased 12.0% to $11,822 in 1999 from $10,551 in 1998 per vehicle.

          Service and parts. Service and parts includes revenue from the sale of parts, accessories, maintenance and repair services. Service and parts revenue increased 38.5% to $34.4 million in the three months ended September 30, 1999 from $24.9 million in the three months ended September 30, 1998. Of the increase in revenues, $7.2 million, or 76.1%, was due to dealerships acquired between January 1, 1998 and September 30, 1999, and the remaining $2.3 million, or 23.9%, was due to increased sales at dealerships owned for longer than one year.

     Other dealership revenues, net. Other dealership revenues primarily include fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of insurance companies and manufacturers. Fees from the sale of vehicle financing notes and warranty service contracts are recorded at the time of the sale of the vehicles net of a reserve for future chargebacks. The reserve for future chargebacks is estimated based on historical operating results and the termination provisions of the applicable contracts. Other dealership revenues increased 20.8% to $8.2 million in the three months ended September 30, 1999 from $6.8 million in the three months ended September 30, 1998. Of the increase in revenues, $1.2 million, or 85.6%, was due to dealerships acquired between January 1, 1998 and September 30, 1999, and the remaining $0.2 million, or 14.4%, was due to increased sales at dealerships owned for longer than one year.

     Gross profit. Gross profit increased 35.1% to $45.6 million in the three months ended September 30, 1999 from $33.7 million in the three months ended September 30, 1998. Our overall gross margins increased to 15.4% in the three months ended September 30, 1999, from 15.1% in the three months ended September 30, 1998. The gross margin on new vehicle sales increased to 7.9% in the three months ended September 30, 1999, from 7.8% in the three months ended September 30, 1998. The gross margin on retail and wholesale used vehicle sales increased to 9.2% in the three months ended September 30, 1999 from 8.9% in the three months ended September 30, 1998. Gross margins on service and parts increased to 47.6% in the three months ended September 30, 1999 from 45.8% in the three months ended September 30, 1998, primarily due to increased emphasis on service operations and profitability.

     Selling, general and administrative expense. Our selling, general and administrative expense increased $9.4 million, or 34.1%, to $36.9 million in the three months ended September 30, 1999 from $27.5 million in the three months ended September 30, 1998. Selling, general and administrative expense as a percentage of sales were 12.4% in the three months ended September 30, 1999 compared to 12.3% in the three months ended September 30, 1998. The increase included selling, general and administrative costs of $1.3 million related to Auto Town, which we acquired on December 31, 1998.

     Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 68.5%, to $1.2 million in the three months ended September 30, 1999 from $0.7 million in the three months ended September 30, 1998. The increase was due to additional depreciation and goodwill amortization from acquired dealerships and the acquisition of Auto Town. Of the increase, $0.2 million related to Auto Town.

     Interest expense. Floor plan interest expense increased $0.4 million, or 26.0%, to $1.9 million in the three months ended September 30, 1999 from $1.5 million in the three months ended September 30, 1998 primarily as a result of increased floor plan debt in 1999 from the acquired dealerships. Interest expense other than floor plan increased $1.0 million, or 86.4%, to $2.3 million in the first three months of 1999 from $1.3 million in the three months ended September 30, 1998. The increase was due to debt incurred in financing dealerships we acquired.

     Income tax expense. Income tax expense decreased to $0.8 million in the three months ended September 30, 1999 from $1.2 million in the three months ended September 30, 1998 due to lower income before taxes primarily as a result of written off IPO costs in the third quarter of 1999. Our effective income tax rate was 102% and 43% for the three months ended September 30, 1999 and 1998, respectively. Our effective tax rate increased as a result of non-deductible expenses such as goodwill associated with certain types of acquisitions and lower projected pre-tax income.

     Net income. As a result of the items discussed above, including the write off of IPO costs of $2.6 million in the third quarter and the increase in the tax rate to 102% from 43%, we incurred a net loss of $(16,000) in the three months ended September 30, 1999 compared to $1.6 million in the three months ended September 30, 1998.

Nine Months Ended September 30,1999 Compared to Nine Months Ended September 30, 1998

     Sales. Our sales increased $235.1 million, or 41.5%, to $802.3 million for the nine months ended September 30, 1999 from $567.2 million in the nine month period ended September 30, 1998. We acquired four dealerships in the nine month period ended September 30, 1998 and twelve dealerships for the same period in 1999, which for the periods following their acquisition accounted for $167.0 million of the increase in 1999 sales. The remaining increase of $68.1 million is due to increased sales at dealerships owned for longer than one year.

          New vehicles. We sold a variety of domestic and imported vehicle brands ranging from economy to luxury vehicles, as well as sport utility vehicles, minivans and light trucks. In the first nine months of 1999 we sold 21,539 new vehicles, generating revenues of $515.0 million, which constituted 64.2% of our total sales. In the first nine months of 1998 we sold 14,918 new vehicles, generating revenues of $341.5 million, which constituted 60.2% of our total sales. The increase in revenues and units was due primarily to the sixteen dealerships acquired between January 1, 1998 and September 30, 1999 and a very strong new vehicle market. Of the increase in revenues, $113.2 million, or 65.2%, of the increase in revenues was due to dealerships acquired between January 1, 1998 and September 30, 1999, and the remaining $60.3 million, or 34.8%, was due to increased sales at dealerships owned for longer than one year. Average unit prices increased 4.5% to $23,911 in 1999 from $22,891 in 1998 per vehicle due to the higher mix of luxury vehicles, high-demand trucks, and sport utility vehicles we sold in 1999. We anticipate an increase in the number of luxury vehicles we sell as we acquire additional dealerships that sell these vehicles.

          Used vehicles. We sold a variety of makes and models of used vehicles and light trucks of varying model years and prices. In the first nine months of 1999, we sold 8,334 retail used vehicles and 6,193 wholesale used vehicles. In the first nine months of 1998, we sold 7,723 retail used vehicles and 5,096 wholesale used vehicles. Total revenues from used vehicle sales increased 21.2%, to $172.2 million in the first nine months of 1999 from $142.1 million in the first nine months of 1998. The increase in revenues was due to dealerships acquired between January 1, 1998 and September 30, 1999. Retail and wholesale used vehicle sales comprised 21.5% of our total sales in the first nine months of 1999 compared to 25.1% of our total sales in the first nine months of 1998. The decrease in used vehicle sales as a percentage of total sales is primarily attributable to the change in product mix related to a strong demand for new vehicles over the prior period. Our average price per used vehicle unit increased 6.9% to $11,854 in 1999 from $11,085 in 1998 per vehicle.

          Service and parts. Service and parts includes revenue from the sale of parts, accessories, maintenance and repair services. Service and parts revenue increased 36.7% to $90.1 million in the first nine months of 1999 from $65.9 million in the first nine months of 1998. Of the increase in revenues, $19.4 million, or 80.1%, was due to dealerships acquired between January 1, 1998 and September 30, 1999, and the remaining $4.8 million, or 19.9%, was due to increased sales at dealerships owned for longer than one year.

          Other dealership revenues, net. Other dealership revenues primarily include fees earned on the sale of vehicle financing notes and warranty service contracts. Finance fees are received for notes sold to finance companies for customer vehicle financing. Warranty service contract fees are earned on extended warranty service contracts that are sold on behalf of insurance companies and manufacturers. Fees from the sale of vehicle financing notes and warranty service contracts are recorded at the time of the sale of the vehicles net of a reserve for future chargebacks. The reserve for future chargebacks is estimated based on historical operating results and the termination provisions of the applicable contracts. Other dealership revenues increased 41.5% to $25.0 million in the first nine months of 1999 from $17.7 million in the first nine months of 1998. Of the increase in revenues, $3.6 million, or 49.1% was due to dealerships acquired between January 1, 1998 and September 30, 1999, and the remaining $3.7 million, or 50.9% was due to increased sales at dealerships owned for longer than one year.

     Gross profit. Gross profit increased 42.0% to $123.7 million in the first nine months of 1999 from $87.1 million in the first nine months of 1998. Our overall gross margins were 15.4% in the first nine months of 1999, and 15.4% in the first nine months of 1998. The gross margin on new vehicle sales decreased to 7.7% in the first nine months of 1999, from 7.8% in the first nine months of 1998 primarily due to an emphasis on higher unit volume. The gross margin on used vehicle sales increased to 9.7% in the first nine months of 1999 from 8.9% in the first nine months of 1998 due to an emphasis on purchasing more desirable used vehicles and increasing inventory turnover. Gross margins on service and parts increased to 46.9% in the first nine months of 1999 from 45.8% in the first nine months of 1998, primarily due to increased emphasis on service operations and profitability.

     Selling, general and administrative expense. Our selling, general and administrative expense increased $29.6 million, or 41.1%, to $101.5 million in the first nine months of 1999 from $71.9 million in the first nine months of 1998. Selling, general and administrative expense as a percentage of sales decreased to 12.6% in the first nine months of 1999 from 12.7% in the first nine months of 1998. The decrease was due primarily to leveraging the costs of our infrastructure, partially offset by increased selling, general and administrative costs of $3.0 million related to Auto Town, which we acquired on December 31, 1998.

     Depreciation and amortization. Depreciation and amortization expense increased $1.7 million, or 101.2%, to $3.4 million in the first nine months of 1999 from $1.7 million in the first nine months of 1998. The increase was due to additional depreciation and goodwill amortization from acquired dealerships and the acquisition of Auto Town. Of the increase, $0.5 million related to Auto Town.

     Interest expense. Floor plan interest expense increased $0.8 million, or 20.5%, to $5.0 million in the first nine months of 1999 from $4.2 million in the first nine months of 1998 primarily as a result of increased floor plan debt in 1999 from the acquired dealerships. Interest expense other than floor plan increased $2.8 million, or 83.7%, to $6.1 million in the first nine months of 1999 from $3.3 million in the first nine months of 1998. The increase was due to debt incurred in financing dealerships we acquired.

     Income tax expense. Income tax expense increased to $3.2 million in the first nine months of 1999 from $2.6 million in the first nine months of 1998 due to higher pretax income in 1999 and a higher projected effective tax rate. Our effective income tax rate was 50% and 43% for the first nine months of 1999 and 1998. Our effective tax rate increased as a result of non-deductible expenses such as goodwill associated with certain types of acquisitions and lower projected pre-tax income.

     Net income. As a result of the items discussed above and the sale of a dealership in the first quarter with an after-tax gain of $0.7 million, the write off of IPO costs of $2.6 million in the third quarter and the increase in the tax rate to 50% from 43%, net income decreased to $3.2 million in the first nine months of 1999 from $3.4 million in the first nine months of 1998.

Liquidity and Capital Resources

     Our cash and liquidity requirements are primarily for acquiring new dealerships, working capital, information systems and expanding existing facilities. Historically, we have relied primarily upon cash flows from operations, floor plan financing, and other borrowings under our credit facility to finance our operations, and the proceeds from our private placements to finance our acquisitions. At September 30,1999, we had a working capital deficit of $87.6 million including $14.3 million in cash.

     In the first nine months of 1999, operating activities resulted in net cash used in operations of $0.9 million compared to $0.8 million used in operations in the first nine months of 1998. The increase was attributable to a decrease in receivables, contracts in transit, inventories and floor plan notes payable, offset by an increase in accounts payable and accrued liabilities compared to the prior year period.

     In the first nine months of 1999, the net cash used in investing activities totaled $102.9 million, which consisted of $100.1 million used for acquisitions, $3.5 million of capital expenditures for information systems and improvements to existing facilities, and $1.2 million for deposits on pending acquisitions, offset by proceeds from a sale of a dealership of $1.9 million. This compared to $19.4 million in the first nine months of 1998 which consisted of acquisitions of $15.5 million and $3.9 million for capital expenditures for information systems and improvements to existing facilities.

     In the first nine months of 1999, net cash provided by financing activities totaled $115.9, which consisted of borrowings and repayments on secured lines of credit and notes payable and prepaid financing costs. Included in net cash provided by financing activities are proceeds of a $1.0 million loan from the Chief Executive Officer of the Company related to the financing of the Ritchey Fipp Chevrolet acquisition. Additionally, we financed this acquisition with

$2.0 million in notes to the selling parties. In the first nine months of 1998, net cash provided by financing activities totaled $17.9 million which consisted of borrowings on secured lines of credit and notes payable.

Floor Plan Notes Payable and Secured Lines of Credit

     In September 1999, we obtained a new $138.0 million floor plan facility and a $138.5 million revolving line of credit facility from Ford Motor Credit Company, replacing our previous $115 million floor plan facility and our $60 million line of credit with General Electric Capital Corporation. The new line of credit was obtained primarily to provide up to $107.0 million of funding to acquire certain specific dealerships, to retire up to $26.5 million in certain existing indebtedness of the Company, and to provide up to $5.0 million in used vehicle floor plan financing to certain dealership subsidiaries.

     The acquisition line of credit is guaranteed by a $107.0 million commitment from Sonic Automotive Inc.'s Chairman and Chief Executive Officer, O. Bruton Smith. As previously announced, we have entered into a definitive agreement to be acquired by Sonic Automotive, Inc. If the merger is not completed, we are required either to obtain a release of the loan guarantee, or to sell South Bay Chrysler Plymouth Jeep, Falconi's Tropicana Honda, Kramer Honda-Volvo, and the Lucas Dealership Group, Inc. to Sonic for the same price that we paid for these acquisitions. In order for us to release the loan guarantee, we would likely be required to refinance the line of credit which would probably require an equity infusion.

     As of September 30, 1999, we had $135.3 outstanding on our line of credit. The interest rate on the Ford revolving line of credit is based on the one month commercial paper rate plus 275 basis points. Prior to September 1999, the interest rate on the previous revolver advances was prime minus 35 basis points and the interest rate on the over advances was prime plus 200 basis points. According to the terms of the new revolving line of credit agreement, a loan origination fee of $0.5 million is due to Ford Motor Credit Company. In addition, a fee of $0.3 million for the collateral guarantee will be payable to Sonic's Chairman and Chief Executive Officer, O. Bruton Smith.

     At September 30, 1999, we had approximately $117.2 million outstanding under the new floor plan facility from Ford Motor Credit Company, which has an initial term of three years. The new credit facility has an estimated effective rate of prime minus 125 basis points subject to certain incentives and other adjustments. Prior to September 1999, the interest rate for the previous floor plan facility was prime minus 75 basis points.

     Floor plan notes payable are due when vehicles are sold, leased, or delivered. Floor plan notes payable are classified as a current liability and the revolving line of credit is classified as secured lines of credit in the accompanying financial statements.

     We have approximately $2.0 million available under existing lines of credit for acquisitions. However, we do not intend to consummate any additional acquisitions prior to the closing of our pending transaction with Sonic.

Senior Notes and Preferred Stock

     In July 1997, we entered into a securities purchase agreement with an institutional lender to provide an aggregate funding commitment of up to $40 million. The commitment consisted of $36 million of 12.375% senior notes, $3.5 million of 8% Cumulative Redeemable Preferred Stock and $0.5 million of Redeemable Preferred Stock and up to 5 million shares of our Class B common stock .

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

     At September 30, 1999, we were out of compliance with a financial covenant related to our Senior Notes, however, we have obtained a waiver for non-compliance.

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instrument and Hedging Activities." This Standard establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and hedging activities. In June 1999, the FASB issued Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." The Statement will become effective for us beginning on January 1, 2001. The implementation of the provisions of this Statement does not have an impact on our financial statements for the nine months ended September 30, 1999.

Amortization of Goodwill

     Goodwill as of September 30, 1999 was $123.7 million, or 33.4% of our total assets. Goodwill represents the excess purchase price over the estimated fair value of the tangible and measurable intangible assets purchased in an acquisition. Generally accepted accounting principles require that goodwill be amortized over the period benefited, not to exceed 40 years. We have determined that the period benefited by most of our goodwill is over forty years and therefore we are amortizing this goodwill over a 40-year period. Earnings reported in periods immediately following an acquisition would be overstated if we attributed a forty-year benefit period to intangible assets that should have had a shorter benefit period. In later years, we would be burdened by a continuing charge against earnings without the associated benefit to income valued by our management in arriving at the price paid for businesses acquired. Earnings in later years also could be significantly affected if our management then determined that the remaining balance of goodwill was impaired. We periodically compare the carrying value of goodwill to the anticipated undiscounted future cash flows from operations of the businesses we have acquired to evaluate the recoverability of goodwill.

Inflation

     We believe that the relatively moderate rate of inflation over the past few years has not had a significant impact on our revenues or profitability. Interest rates have been relatively stable during this period.

Year 2000 Project

     We are in the process of addressing and mitigating the impact on our operations of computer programs that are unable to distinguish between the year 1900 and the year 2000.

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

     We continue the process of updating our data processing systems. We have converted 95% and will complete conversion of all of our non-compliant software and computer systems for our existing operations to compliant systems by December 1, 1999. The most critical data processing systems are the dealership management systems in our dealerships. As a result of an unrelated project to integrate computing systems across the company, these dealer management systems have been replaced or upgraded with year 2000 compliant software and hardware platforms. This conversion project is fully complete.

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

     We continue to assess the readiness preparations of our suppliers. Manufacturers of vehicles and parts have been identified as our most critical suppliers. In addition, we have communicated by writing, telephone and electronic mail with our suppliers of dealer management systems, telecommunications equipment, service equipment and transportation services to respond to inquiries regarding their year 2000 readiness plans and status. We have also reviewed year 2000 information available on suppliers' websites. All critical suppliers have responded that they are year 2000 compliant. Some non-critical suppliers who are identified as non-compliant will be replaced. In addition, financial institutions that have been identified as critical suppliers of inventory financing and customer financing have indicated that they are fully year 2000 compliant. Our primary financial vendor has indicated full year 2000 compliance. Any major failure of our primary financial vendor would cause delays of deposits, payables, payroll, flooring payments, credit card transactions and electronic fund transfers, and would otherwise impact our ability to do business. No non-primary financial vendors have been identified as critical. Non-critical vendors identified as non-compliant will be replaced as necessary.

     We also recognize that there may be embedded technology in our equipment and facilities that could be impacted by the year 2000 issue. We have completed our evaluation of service and miscellaneous equipment. Service equipment, telephones and voicemail systems have been upgraded or replaced as necessary. All other equipment identified as not being year 2000 compliant will be replaced by December 31,1999 or removed from service.

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

Year 2000 Costs

     The conversion of our data processing systems has been incorporated into our planned replacement or upgrade of its software and other computer systems and therefore we have not experienced any significant incremental costs that are specifically related to year 2000 compliance issues. Total year 2000 project costs for replacing or upgrading our non-compliant equipment and facilities are estimated to be approximately $1 million. In addition, 20 employees have been assigned on a part-time basis to complete the year 2000 project, and one employee has been assigned on a full-time basis to the project. Estimated total project costs could change in the future as analysis continues.

Year 2000 Contingency Planning

     We are have developed business contingency plans that address the actions that will be taken if critical business operations are disrupted due to system or supplier failure. Contingency planning has identified areas of concern where we can execute an effective backup plan relying on completely manual, paper based processes and alternate suppliers of required services.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

     Our primary market risk exposure is interest rate risk. A change in the U.S. prime interest rate would affect the rate at which we could borrow funds under our floor plan and secured line of credit borrowing facilities. We estimate that a one percent increase or decrease in our variable rate debt would result in an increase or decrease, respectively, in interest expense of $2.5 million for the year ended September 30, 2000. We estimate that a two percent increase or decrease in our variable rate debt would result in an increase or decrease, respectively, in interest expense of $5.0 million for the year ended September 30, 2000. Our senior notes are at fixed rates. Our remaining financial instrument liabilities are immaterial.

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports and Form 8-K

(a)  Exhibits

The exhibits filed as a part of this report are listed below.

EXHIBIT NUMBER    DESCRIPTION
--------------    -----------
 2.2              Agreement and Plan of Merger and Reorganization dated as of
                  October 31, 1999, among Sonic Automotive, Inc., FAA
                  Acquisition Corp., FirstAmerica Automotive, Inc., and
                  Certain of the Stockholders of FirstAmerica Automotive, Inc.
10.1.2            Credit Agreement by and between Ford Motor Credit Company and the Company dated September 13, 1999.
10.10.1           Executive Employment Agreement dated as of August 1, 1999 by and between the Company and Tom Price.
10.10.4           Executive Employment Agreement dated as of August 1, 1999 by and between the Company and Debra Smithart.
10.10.5           Executive Employment Agreement dated as of August 1, 1999 by and between the Company and Charles Ogelsby.
10.10.6           Executive Employment Agreement dated as of August 12, 1999 by and between the Company and David Moeller.
27.1              Financial Data Schedule

(b)   Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              FIRSTAMERICA AUTOMOTIVE, INC.


Dated:   November 15, 1999    By: /s/ THOMAS A. PRICE
                                  ----------------------------------------------
                                      Thomas A. Price
                                  President, Chief Executive Officer, and
                                  Director
                                    (Principal Executive Officer)

                              By: /s/ DAVID J. MOELLER
                                  ----------------------------------------------
                                      David J. Moeller
                                  Vice President of Finance
                                  (Acting Principal Financial and Accounting
                                  Officer)